Form 10-K
period 2010-08-31
YA ZHU SILK, INC.
filed 2010-11-29
CIK 1448962

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number:	333-155486

Ya Zhu Silk, Inc.
(Exact name of registrant as specified in its charter)
Nevada	26-3062449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)	775.284.3710

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐ No ☒|
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐|
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes☒ No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of November 24, 2010, the aggregate value of voting and non-voting common equity held by non-affiliates was $5,000.

YA ZHU SILK, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I	Page Number

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	20

PART I

Item 1: Business

Business Development

Ya Zhu Silk, Inc. (“Ya Zhu Silk, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on July 22nd, 2008 and established a fiscal year end of August 31. We are a development-stage Company that intends to import and to distribute high quality silk fabric made in China.

Our business office is located at 112 North Curry Street, Carson City, Nevada, 89703, our telephone number is (775) 284-3710 and our fax number is (775) 546-6134 Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 882-1013.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our president and director has invested $5,000 in the Company. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Over the 12 month period starting upon raising enough funds, our Company must raise capital and begin executing its marketing plan. The first stage of our operations over this period is to produce some of our sample fabrics. The first step in producing some printed silk samples are to secure unique fabric designs by contacting the arts department and or graphic design or fashion design departments of various art colleges throughout the United States. The Company anticipates holding a fabric design contest allowing students to submit their patterns and designs, the winner will receive a cash prize that the company has not yet determined.  We expect to complete this step within 120 days after raising enough funds. The Company anticipates spending $3,500 dollars securing pattern designs from students.

Once the Company has secured what it believes to be saleable print designs it will then begin contacting mills in China to have them quote on producing the first 250 to 300 yards of fabric to be used in the Company’s sample books. The Company anticipates completing this phase within 180 days after raising enough funds.  The Company anticipates spending $15,000 for on its initial fabric stock. The Company will then produce 100 sample books of its print for samples to be sent to potential customers, the company anticipates the cost of 100 sample books to be $5,000 and should be completed within 270 days after raising enough funds.

Once the Company has secured its fabric samples and assembled its sample books the Company will begin contacting business that specialize in custom made women’s clothing, the Company anticipates its initial focus will be in New York, Los Angeles, Chicago, Miami and Palm Springs. The Company anticipates it will begin marketing its sample books within 270 days after raising enough funds. During this period the Company will develop a price list, a sale brochure explaining the exclusive limited print runs of the Company’s fabric and a certificate of authenticity to be shipped with every order the company has budgeted $5,000 for pricelist and brochure, The company will hire commission only sales reps though the United States to attend trade shows and follow-up with potential customers The company has budget $30,000 dollars for its initial sales and marketing efforts.  The Company will also develop its website with some online marketing activities, the company has budgeted $15,000. The Company anticipates it will begin generation revenues within 330 days after raising enough funds.

The Company has raised $924 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703.

Item 3. Legal Proceedings

There is no material pending legal proceedings to which our company is a party or of which any of our property is the subject, and no such proceedings are known by us to be contemplated.

There is no material proceeding to which any director, officer, or affiliate of our company, or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of August 31, 2010 the Company had no active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our August 31, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2010 Audited Financial Statements - Auditors Report.”

As of August 31, 2010, Ya Zhu Silk had $924 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Ya Zhu Silk is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Ya Zhu Silk having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Ya Zhu Silk is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Ya Zhu Silk cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Ya Zhu Silk common stock would lose all of their investment.

The development and marketing of our products will begin over the next 12 months. Ya Zhu Silk does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended August 31, 2010.  As of the fiscal year ended August 31, 2010 we had $924 of cash on hand in the bank. We incurred operating expenses in the amount of $17,882 in the fiscal year ended August 31, 2010. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $38,342.

Ya Zhu Silk has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $100,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $10,000 over this same period. The officer and director, Ya Zhu has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

YA ZHU SILK, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2010

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ya Zhu Silk, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Ya Zhu Silk, Inc. (A Development Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on July 22, 2008 through August 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ya Zhu Silk, Inc. (A Development Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on July 22, 2008 through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenues and has incurred significant losses since inception. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
November 24, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

YA ZHU SILK, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	August 31, 2010	August 31, 2009

ASSETS

CURRENT ASSETS
Cash	$924	$40
TOTAL ASSETS	$924	$40

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,250	$9,000
Loans from Related Party	16,516	6,500
TOTAL CURRENT LIABILITIES	32,766	15,500

STOCKHOLDERS’ EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,000,000 shares of common stock	5,000	5,000
Additional Paid in Capital	1,500	-
Deficit accumulated during the development stage	(38,342)	(20,460)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	(31,842)	(15,460)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$924	$40

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(July 22, 2008) to
	August 31, 2010	August 31, 2009	August 31, 2010
REVENUE

Revenues	$ -	$ -	$ -
Total Revenues	-	-	-

EXPENSES

Office and general	2,607	2,597	5,205
Professional Fees	15,275	14,363	33,138
Total Expenses	17,882	16,960	38,342

NET LOSS	$ (17,882)	$ (16,960)	$ (38,342)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$ -	$ -
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July22, 2008) to August 31, 2010

Audited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001
per share on August 12, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net loss for the period ended
August 31, 2008	-	-	-	-	(3,500)	(3,500)

Balance, August 31, 2008	5,000,000	5,000	-	(5,000)	(3,500)	(3,500)

Subscription Receivable	-	-	-	5,000	-	5,000

Net loss for the year ended
August 31, 2009	-	-	-	-	(16,960)	(16,960)

Balance, August 31, 2009	5,000,000	5,000	-	-	(20,460)	(15,460)

Related Party Debt Forgiveness	-	-	1,500	-	-	1,500

Net loss for the period ended
August 31, 2010	-	-	-	-	(17,882)	(17,882)

Balance, August 31, 2010	5,000,000	$5,000	$1,500	$-	$(38,342)	$(31,842)

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Audited

	Year	Year	July22, 2008
	ended	ended	(inception date) to
	August 31, 2010	August 31, 2009	August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,882)	$(16,960)	$(38,342)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses Paid by Related Parties on Behalf of the Company	1,516	0	1,516
Increase (decrease) in accrued expenses	7,250	5,500	16,250
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	(9,116)	(11,460)	(20,576)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock			5,000
Subscription Receivable	-	5,000	-
Increase in shareholder loan	10,000	6,500	16,500
NET CASH PROVIDED BY FINANCING ACTIVITIES
	10,000	11,500	21,500

NET INCREASE ( DECREASE) IN CASH	884	40	924

CASH, BEGINNING OF PERIOD	40	-	-

CASH, END OF PERIOD	$924	$40	$924

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash activities:
Expenses paid by related party on behalf of the company	$1,516	$-	$1,516
Loan Forgiveness – Related Party	$1,500	$-	$1,500

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Developed Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Ya Zhu Silk, Inc. (the “Company”) was incorporated in the State of Nevada on July 22, 2008 and established a fiscal year end of August. It is a development-stage Company and intends to import and to distribute high quality silk fabrics made in China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising
Advertising costs are expensed as incurred.  As of August 31, 2010, no advertising costs have been incurred since inception.

Property
The Company does not own or rent any property.  The office space is provided by a director at no charge.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes
The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

YA ZHU SILK, INC.
(A Developed Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2010.

Recent Accounting Pronouncements
The company has evaluated all the recent accounting pronouncements through the filing date of these financial statements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2010, the Company has a working capital deficit of $31,842 and an accumulated deficit of $38,342. The Company does not have a source of revenue sufficient to cover its operation costs raising substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares and obtaining loans from related parties.

As of August 31, 2010, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of August 31, 2010, the Company had issued 5,000,000 common shares to Founders at $0.001 per share for net funds to the Company of $5,000.

The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

YA ZHU SILK, INC.
(A Developed Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $18,016 in non-interest bearing loans from related parties with no specific terms of repayment since inception. $1,500 of these loans were forgiven in February of 2010 by a former director of the Company. This item was recorded as an increase to Additional Paid in Capital and is reflected in these financial statements accordingly.

As of August 31, 2010 a total of $16,516 in related party loans was outstanding.

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2010 and 2009 are as follows:

	August 31, 2010	August 31, 2009

Net operating loss carry forward	$ 38,342	$ 20,460
Effective Tax rate	35%	35%
Deferred Tax Assets	13,420	7,161
Less: Valuation Allowance	(13,420)	(7,161)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the filing date of these financial statements and has determined that there are no events to disclose.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Seale & Beers, CPAs, PCAOB & CPAB Registered Auditors, operating from their offices in Las Vegas, Nevada.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/CFO concluded that as of the end of the period covered by this report these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer and director (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Internal Control over Financial Reporting

Our Chief Executive Officer, who is also our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. As of August 31, 2010 our CEO/CFO assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that evaluation, our CEO/CFO concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s CEO/CFO considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's CEO/CFO in connection with his review of our financial statements as of August 31, 2010.

Our CEO/CFO believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, our CEO/CFO believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight of the establishment and monitoring of required internal controls and procedures.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Our CEO/CFO believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, our CEO/CFO believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, our CEO/CFO believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the Company. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the Company occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide its management report in the Annual Report.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. Ya Zhu has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Ya Zhu, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Ya Zhu	32	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Ya Zhu has held her offices/positions since inception of our company. Directors receive no compensation for serving on the Board of Directors

Background of officers and Directors

Ya Zhu

From 2000 to 2004, Ya Zhu had worked for Sunshine Textiles in Nanjing, China. She worked with the export sales of textiles to foreign countries, such as USA, South Africa and Ecuador.

From 2004 to 2005, she worked as a Sales Clerk Shift Manager at Eldorado Liquor store in Vancouver.

From 2006 to 2007 she was in maternity leave.

As Ya Zhu began working on this company in 2007 she began reestablishing her ties in the textile industry in China that she had established with Sunshine textiles.  She took two business trips to China one in August 2007 and one in January 2008 to further her industry ties.

She graduated from College in China in 2000 with a diploma tied to the export business from China.

Mrs. Zhu is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Ya Zhu Silk, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and  its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Ya Zhu, Apartment 203 Building 3, #79 ChaTing DongJie, Nanjing Jiangsu, China 210017	5,000,000	71.4%
	All Beneficial Owners as a Group (1 person)	5,000,000	71.4%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Mrs. Zhu anticipates devoting at a minimum of ten to fifteen percent of her available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended August 31, 2010 we expect to incur approximately $4,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended August 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Ya Zhu Silk, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on November 19, 2008)

3.2	Bylaws of Ya Zhu Silk, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on November 19, 2008)

23.1	Consent of Seale & Beers, CPAs, PCAOB & CPAB Registered Auditors

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Ya Zhu Silk, Inc.

BY:      /s/ Ya Zhu
Ya Zhu
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and Director

Dated:  November 29, 2010