Form 10-Q
period 2010-11-30
YA ZHU SILK, INC.
filed 2011-01-10
CIK 1448962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:	333-155486

YA ZHU SILK, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-3062449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

(775) 284-3710
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No ☐|
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |☒ No ☐|
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 30, 2010, the registrant had no shares of common stock, $0.001 par value, issued and outstanding.

YA ZHU SILK, INC.
ANNUAL REPORT ON FORM 10-Q

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

November 30, 2010

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	November 30, 2010	August 31, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$548	$924
TOTAL CURRENT ASSETS	$548	$924

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,640	$16,250
Loans from Related Party	22,204	16,516
TOTAL CURRENT LIABILITIES	36,844	32,766

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,000,000 shares of common stock	5,000	5,000
Additional Paid in Capital	1,500	1,500
Deficit accumulated during the development stage	(42,796)	(38,342)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(36,296)	(31,842)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$548	$924

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(July22, 2008) to
	November 30, 2010	November 30, 2009	November 30, 2010
REVENUE

Revenues	$-	$-	$-
Total Revenues	-	-	-

EXPENSES

Office and general	1,454	902	6,659
Professional Fees	3,000	1,500	36,138
Total Expenses	4,454	2,402	42,796

Provision for Income Tax	-	-	-
NET LOSS	$(4,454)	$(2,402)	$(42,796)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July22, 2008) to November 30, 2010

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001
per share on August 12, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net loss for the period ended
August 31, 2008					(3,500)	(3,500)

Balance, August 31, 2008	5,000,000	5,000	-	(5,000)	(3,500)	(3,500)

Subscription Receivable				5,000		5,000

Net loss for the year ended
August 31, 2009	-	-	-	-	(16,960)	(16,960)

Balance, August 31, 2009	5,000,000	5,000	-	-	(20,460)	(15,460)

Related Party Debt Forgiveness			1,500			1,500

Net loss for the year ended
August 31, 2010	-	-	-	-	(17,882)	(17,882)

Balance, August 31, 2010	5,000,000	5,000	1,500	-	(38,342)	(31,842)

Net loss for the period ended
November 30, 2010	-	-	-	-	(4,454)	(4,454)

Balance, November 30, 2010	5,000,000	$5,000	$1,500	$-	$(42,796)	$(36,296)

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Three months	Three months	July22, 2008
	ended	ended	(inception date) to
	November 30, 2010	November 30, 2009	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,454)	$(2,402)	$(42,796)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid by related party on behalf
of the company	5,688	-	7,204
Increase (decrease) in accrued expenses	(1,610)	1,500	14,640
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	(376)	(902)	(20,952)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock			5,000
Subscription Receivable	-	-	-
Increase in shareholder loan	-	902	16,500
NET CASH PROVIDED BY FINANCING ACTIVITIES
	-	902	21,500
NET INCREASE ( DECREASE) IN CASH	(376)	-	548

CASH, BEGINNING OF PERIOD	924	40	-
CASH, END OF PERIOD	$548	$40	$548
Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash activities
Expenses paid by related party on behalf
of the company	$5,688	$-	$7,204
Loan forgiveness - related party	$-	$-	$1,500

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED INTERIM UNAUDITED FINANCIAL STATEMENTS

November 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2010 audited financial statements.  The results of operations for the periods ended November 30, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $36,296 and an accumulated deficit of $42,796. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the filing date of these financial statements and has determined that there are no further events to disclose.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

YA ZHU SILK, INC. ("Ya Zhu Silk", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 22, 2008.  The Company is a development stage company that intends to import and to distribute high quality silk fabric made in China.

Liquidity

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended November 30, 2010 we had $548 of cash on hand. We incurred operating expenses in the amount of $4,454 in the quarter ended November 30, 2010. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 2,000,000 of or our common stock for sale to the public.  Our registration statement became effective on September 23, 2010 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Plan of Operation

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Ya Zhu Silk is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Ya Zhu Silk having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Ya Zhu Silk is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Ya Zhu Silk cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Ya Zhu Silk common stock would lose all of their investment.

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

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Results of Operations

We did not generate any revenue during the quarter ended November 30, 2010.  As of the quarter ended November 30, 2010 we had $548 of cash on hand in the bank. We incurred operating expenses in the amount of $4,454 in the quarter ended November 30, 2010 compared to $2,402 in the quarter ended November 30, 2009. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $42,796.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Ya Zhu has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mrs. Zhu expression is neither a contract nor agreement between her and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/CFO concluded that as of the end of the period covered by this report these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote Security Holders

        None

Item 5. Other Information

    None

Item 6. Exhibits

3.1           Articles of Incorporation [1]

3.2    By-Laws [1]

31.1          Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2           Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1   Section 1350 Certification of Chief Financial Officer

32.2           Section 1350 Certification of Chief Financial Officer **

[1] Incorporated by reference from the Company’s filing with the Commission on November 19, 2008.
*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YA ZHU SILK, INC.

BY:      /s/ Ya Zhu
Ya Zhu
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and sole Director

Dated:  January 10, 2011