Form 10-Q
period 2011-02-28
YA ZHU SILK, INC.
filed 2011-04-06
CIK 1448962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2011

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

Yes☒ No ☐
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
Yes☒ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 22, 2011, the registrant had 5,180,000 shares of common stock, $0.001 par value, issued and outstanding.

YA ZHU SILK, INC.
ANNUAL REPORT ON FORM 10-Q

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

February 28, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOW

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	February 28, 2011	August 31, 2010

ASSETS

CURRENT ASSETS
Cash	$9,118	$924
TOTAL ASSETS	$9,118	$924

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,000	$16,250
Loans from Related Party	39,704	16,516
TOTAL CURRENT LIABILITIES	45,704	32,766

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,180,000 shares of common stock (5,000,000 shares August 31,2010)	5,180	5,000
Additional Paid in Capital	10,320	1,500
Subscription Receivable	(5,100)	-
Deficit accumulated during the development stage	(46,986)	(38,342)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(36,586)	(31,842)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$9,118	$924

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(July22, 2008) to
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

EXPENSES

Office and general	-	-	1,454	712	6,659
Professional Fees	4,190	3,250	7,190	4,940	40,328
Total Expenses	4,190	3,250	8,644	5,652	46,986

Provision for Income Tax			-	-	-
NET LOSS	$(4,190)	$(3,250)	$(8,644)	$(5,652)	$(46,986)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	5,120,467	5,000,000	5,059,901	5,000,000

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July 22, 2008) to February 28, 2011

Unaudited

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001
per share on August 12, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net loss for the period ended
August 31, 2008					(3,500)	(3,500)

Balance, August 31, 2008	5,000,000	5,000	-	(5,000)	(3,500)	(3,500)

Subscription Receivable				5,000		5,000

Net loss for the year ended
August 31, 2009	-	-	-	-	(16,960)	(16,960)

Balance, August 31, 2009	5,000,000	5,000	-	-	(20,460)	(15,460)

Related Party Forgiveness			1,500			1,500

Net loss for the year ended
August 31, 2010	-	-	-	-	(17,882)	(17,882)

Balance, August 31, 2010	5,000,000	5,000	1,500	-	(38,342)	(31,842)

Common stock issued for cash at $0.05
per share on Dec 2010 & Jan 2011	180,000	180	8,820	(5,100)	-	3,900

Net loss for the period ended
February 28, 2011	-	-	-	-	(8,644)	(8,644)

Balance, February 28, 2011	5,180,000	$5,180	$10,320	$(5,100)	$(46,986)	$(36,586)

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOW
Unaudited

	Six months	Six months	July22, 2008
	ended	ended	(inception date) to
	February 28, 2011	February 28, 2010	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,644)	$(5,652)	$(46,986)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid by related party on behalf
of the company	5,688	902	7,204
Increase (decrease) in accrued expenses	(10,250)	1,250	6,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	(13,206)	(3,500)	(33,782)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,900		8,900
Increase in shareholder loan	17,500	4,000	34,000
NET CASH PROVIDED BY FINANCING ACTIVITIES
	21,400	4,000	42,900
NET INCREASE ( DECREASE) IN CASH	8,194	500	9,118

CASH, BEGINNING OF PERIOD	924	40	-
CASH, END OF PERIOD	$9,118	$540	$9,118
Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash activities
Expenses paid by related party on behalf
of the company	$5,688	$902	$7,204
Loan forgiveness - related party	$-	$1,500	$1,500

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED INTERIM UNAUDITED FINANCIAL STATEMENTS

February 28, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2010 audited financial statements.  The results of operations for the periods ended February 28, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $36,586 and an accumulated deficit of $46,986. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On August 12, 2008, the President was issued 5,000,000 common shares for cash, which was received on October 22, 2008.

YA ZHU SILK, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED INTERIM UNAUDITED FINANCIAL STATEMENTS

February 28, 2011

In December 2010 and January 2011, the Company issued 180,000 common shares at $0.05 for $5,100 in subscriptions receivable and $3,900 in cash.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received $41,204 in non-interest bearing loans from related parties with no specific terms of repayment since inception. $1,500 of these loans were forgiven in February 2010 by a former director of the company.  This item was recorded as an increase to Additional Paid in Capital and is reflected in these financial statements accordingly.

As of February 28, 2011 a total of $39,704 in related party loans was outstanding.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no further events to disclose.

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

Liquidity

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended February 28, 2011 we had $9,118 of current assets. We incurred operating expenses in the amount of $4,190 in the quarter ended February 28, 2011. These operating expenses were comprised of professional fees and office and general expenses.

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

Results of Operations

We did not generate any revenue during the quarter ended February 28, 2011.  As of the quarter ended February 28, 2011 we had $ 9,118 of current assets. We incurred operating expenses in the amount of $4,190 in the quarter ended February 28, 2011 compared to $3,250 in the quarter ended February 28, 2010. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $46,986.

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

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote Security Holders

        None

Item 5. Other Information

    None

Item 6. Exhibits

3.1 Articles of Incorporation [1]

3.2 By-Laws [1]

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer *

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

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

Dated:  April 5, 2011