Form 10-Q
period 2011-05-31
YA ZHU SILK, INC.
filed 2011-07-15
CIK 1448962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	May 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-155486

YA ZHU SILK, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062449
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Yes |X| No |_|
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 7, 2011, the registrant had 5,180,000 shares of common stock, $0.001 par value, issued and outstanding.

YA ZHU SILK, INC.

ANNUAL REPORT ON FORM 10-Q

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

May 31, 2011

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
Unaudited

	May 31, 2011	August 31, 2010

ASSETS

CURRENT ASSETS
Cash	$2,210	$924
TOTAL ASSETS	$2,210	$924

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,700	$16,250
Loans from Related Party	41,204	16,516
TOTAL CURRENT LIABILITIES	48,904	32,766

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,180,000 shares of common stock (5,000,000 shares August 31, 2010)	5,180	5,000
Additional Paid in Capital	10,320	1,500
Deficit accumulated during the development stage	(62,194)	(38,342)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(46,694)	(31,842)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$2,210	$924

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(July22, 2008) to
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

EXPENSES

Office and general	12,208	1,292	13,662	2,194	18,867
Professional Fees	3,000	3,250	10,190	8,000	43,328
Total Expenses	15,208	4,542	23,852	10,194	62,194

Provision for Income Tax			-	-	-
NET LOSS	$(15,208)	$(4,542)	$(23,852)	$(10,194)	$(62,194)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	5,180,000	5,000,000	5,150,560	5,000,000

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July22, 2008) to May 31, 2011

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Common stock issued for cash at $0.001
per share on August 12, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net loss for the period ended
August 31, 2008					(3,500)	(3,500)

Balance, August 31, 2008	5,000,000	5,000	-	(5,000)	(3,500)	(3,500)

Subscription Receivable on July 25, 2008				5,000		5,000
Net loss for the year ended
August 31, 2009	-	-	-	-	(16,960)	(16,960)

Balance, August 31, 2009	5,000,000	5,000	-	-	(20,460)	(15,460)

Related Party Forgiveness			1,500			1,500
Net loss for the year ended
August 31, 2010	-	-	-	-	(17,882)	(17,882)

Balance, August 31, 2010	5,000,000	5,000	1,500	-	(38,342)	(31,842)

Common stock issued for cash at $0.05
per share on Dec 2010 & Jan 2011	180,000	180	8,820	(5,100)	-	3,900
Subscription Receivable on February 28, 2011				5,100		5,100
Net loss for the period ended
May 31, 2011	-	-	-	-	(23,852)	(23,852)

Balance, May 31, 2011	5,180,000	$5,180	$10,320	$-	$(62,194)	$(46,694)

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Nine months	Nine months	July22, 2008
	ended	ended	(inception date) to
	May 31, 2011	May 31, 2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,852)	$(10,194)	$(62,194)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid by related party on behalf
of the company	5,688	1,494	7,204
Increase (decrease) in accrued expenses	(8,550)	5,200	7,700
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	(26,714)	(3,500)	(47,290)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	9,000		14,000
Increase in shareholder loan	19,000	4,000	35,000
NET CASH PROVIDED BY FINANCING ACTIVITIES
	28,000	4,000	49,500
NET INCREASE ( DECREASE) IN CASH	1,286	500	2,210
CASH, BEGINNING OF PERIOD	924	40	-
CASH, END OF PERIOD	$2,210	$540	$2,210

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash activities
Expenses paid by related party on behalf
of the company	$5,688	$1,494	$7,204
Loan forgiveness - related party	$-	$1,500	$1,500

The accompanying notes are an integral part of these financial statements

YA ZHU SILK, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED INTERIM UNAUDITED FINANCIAL STATEMENTS

May 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2010 audited financial statements.  The results of operations for the periods ended May 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $46,694 and an accumulated deficit of $62,194. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

May 31, 2011

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On August 12 ,2008, the President was issued 5,000,000 common shares for cash, which was received on October 22, 2008.

In December 2010 and January 2011, the Company issued 180,000 common shares at $0.05 for cash.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received $42,704 in non-interest bearing loans from related parties with no specific terms of repayment since inception. $1,500 of these loans were forgiven in February 2010 by a former director of the company.  This item was recorded as an increase to Additional Paid in Capital and is reflected in these financial statements accordingly.

As of May 31, 2011 a total of $41,204 in related party loans was outstanding.

NOTE 5 - SUBSEQUENT EVENTS

On June 29, 2011, Ya Zhu Silk, Inc. (“YaZhu”) entered into a master agreement (the “Master Agreement”) with Kunekt Corporation (“Kunekt”), AMS-INT Asia Limited (“AMS”), Ferngrui Yue (“Yue”), Guangzhou Xingwei Communications Technology Ltd. Inc. (“XingWei”), Matt Li (“Li”), Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (“Yiyueqiji”), and Mark Bruk (“Bruk”) whereby the parties agreed to the following:

• immediately upon the signing of the Master Agreement, YaZhu, Yue, and XinWie will enter into a share exchange agreement, as described below;

• immediately upon the signing of the Master Agreement, YaZhu, Li, and Yiyueqiji will enter into a share exchange agreement, as described below;

• immediately upon the signing of the Master Agreement, Kunekt and YaZhu will enter into an asset purchase agreement, as described below;

•

if Kunekt completes a distribution of the YaZhu Shares to the shareholders of Kunekt, within 10 days of the completion of such distribution, Bruk will cancel such number of YaZhu Shares such that Bruk will have no more than 148,917 YaZhu Shares; and

• immediately upon the signing of the Master Agreement, all of the parties to the Master Agreement will enter into a registration rights agreement, as described below.

On June 29, 2011 and pursuant to the Master Agreement, YaZhu, Yue, and XinWie entered into a share exchange agreement (the “Yue Share Exchange Agreement”), whereby YaZhu will acquire all of the Shares of AMS held by Yue in exchange for the issuance of 1,200,000 shares in the common stock of YaZhu (each, a “YaZhu Share”). The closing of the Yue Share Exchange Agreement will occur 5 business days after the date that AMS, Yiyueqiji and Guangzhou Xinwei Communications Technology Ltd. Inc. provide YaZhu with the information necessary and in the proper form to file a Current Report on Form 8-K that contains Form 10 information about YaZhu after the acquisition of AMS, as required by Item 2.01(f) of Form 8-K, including the consolidated audited financial statements for AMS, Yiyueqiji, and Guangzhou Xinwei Communications Technology Ltd. Inc.

On June 29, 2011 and pursuant to the Master Agreement, YaZhu, Li, and Yiyueqiji entered into a share exchange agreement (the “Li Share Exchange Agreement”), whereby YaZhu will acquire all of the Shares of AMS held by Yue in exchange for the issuance of 3,384,000 YaZhu Shares. The closing of the Li Share Exchange Agreement will occur 5 business days after the date that AMS, Yiyueqiji and Guangzhou Xinwei Communications Technology Ltd. Inc. provide YaZhu with the information necessary and in the proper form to file a Current Report on Form 8-K that contains Form 10 information about YaZhu after the acquisition of AMS, as required by Item 2.01(f) of Form 8-K, including the consolidated audited financial statements for AMS, Yiyueqiji, and Guangzhou Xinwei Communications Technology Ltd. Inc.

On June 29, 2011 and pursuant to the Master Agreement, Kunekt and AMS entered into an asset purchase agreement (the “Asset Purchase Agreement”), whereby Kunekt agreed to sell all of its assets (the “Assets”) to YaZhu (the “Sale”) in consideration of the issuance of 2,480,000 YaZhu Shares to Kunekt. The Sale is subject to Kunekt receiving the approval from its shareholders for the Sale. The closing of the Sale will take place on the later of (i) five business days after Kunekt receives shareholder approval for the Sale; (ii) five business days after the date that AMS, Yiyueqiji and Xinwei provide YaZhu with the information necessary and in the proper form to file a Current Report on Form 8-K that contains Form 10 information about YaZhu after the acquisition of AMS, as required by Item 2.01(f) of Form 8-K, including the consolidated audited financial statements for AMS, Yiyueqiji and Xinwei, or (iii) such other date as the parties hereto mutually agree (the “Closing Date”). Kunekt agreed to use commercially reasonable efforts to obtain approval for the Sale from its shareholders.

On June 29, 2011 and pursuant to the Master Agreement, YaZhu, Kunekt, AMS, Li, Yue, Yiyueqiji, Xinwei and Bruk entered into a registration rights agreement (the “Registration Rights Agreement”) whereby YaZhu agreed to register all YaZhu shares issued pursuant to the Master Agreement or agreements entered into pursuant to the Master Agreement within 120 days of June 30, 2011. YaZhu agreed to pay a penalty provision of 1.5% of the deemed value of the YaZhu Shares, being $1.00 per YaZhu Share, per month if the YaZhu Shares are not registered within 120 days of June 30, 2011. YaZhu agreed to pay all of the expenses of the registration.

In addition to any other rights Kunekt might have under any other agreement, if the YaZhu Shares issued pursuant to the Asset Purchase Agreement are not registered pursuant to an effective registration statement (pursuant to the Registration Rights Agreement) within 240 days of the Closing Date, YaZhu shall execute and deliver to Kunekt all such bills of sale, assignments, instruments of transfer, deeds, assurances, consents and other documents as shall be necessary to effectively transfer the Asset to Kunekt, free and clear of all encumbrances, or any contract to create an encumbrance, unless such encumbrance is permitted by Kunekt.

On June 29, 2011, a subscriber (the “Subscriber”) executed a share subscription agreement with YaZhu, in which the Subscriber subscribed for 40,000 YaZhu Shares for total gross proceeds of $1,000,000. The Subscriber’s subscription was conditional on the Subscriber being transferred 226,667 YaZhu Shares from an existing shareholder of YaZhu, which results in an effective purchase price of $4.75 per YaZhu Share. The Subscriber represented that the Subscriber was a non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the YaZhu Shares were issued in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Liquidity

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended May 31, 2011 we had $2,210 of current assets. We incurred operating expenses in the amount of $15,208 in the quarter ended May 31, 2011 compared to $4,542 in the quarter ended May 31, 2010. These operating expenses were comprised of professional fees and office and general expenses.

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

Results of Operations

We did not generate any revenue during the quarter ended May 31, 2011.  As of the quarter ended May 31, 2011 we had $2,210 in current assets. We incurred operating expenses in the amount of $15,208 in the quarter ended May 31, 2011 compared to $4,542 in the quarter ended May 31, 2010. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $62,194.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Fengrui Yue has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Yue expression is neither a contract nor agreement between him and the company.

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

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

On June 29, 2011, a subscriber (the “Subscriber”) executed a share subscription agreement with YaZhu, in which the Subscriber subscribed for 40,000 YaZhu Shares for total gross proceeds of $1,000,000. The

Subscriber’s subscription was conditional on the Subscriber being transferred 226,667 YaZhu Shares from an existing shareholder of YaZhu, which results in an effective purchase price of $4.75 per YaZhu Share. The Subscriber represented that the Subscriber was a non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the YaZhu Shares were issued in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote Security Holders

        None

Item 5. Other Information

On June 29, 2011, Ya Zhu resigned as a director and officer of our company. Ms. Zhu's resignation was not due to any disagreement with any of our policies, procedures or practices.

On June 29, 2011, we appointed Frank Fengrui Yue as a director and President of our company.

Frank Fengrui Yue – Director and President

Frank Fengrui Yue has extensive experience in the telecom industry based in Beijing. He has worked in the electronics manufacturing, telecom system integration, communications investment areas since mid 1990s. He worked with companies including Shenzhen Electronics Import and Export Corp as a project manager, Beijing ZhongJiaXin Investment Ltd as investment director, Beijing JiaYi Consulting Ltd as President and CEO, and several other telecom companies either as a key management or business development role. We believe that he brings us broad channel and business opportunities in the government and telecom industry for the Great China area. Prior to joining YaZhu as the President and Director, from year 2007 to 2011, he worked as the EVP and division president for Beijing Yuanjin FangYuan Science and Technology company;  from 2005-2007,  Mr.Yue worked as the investment director with  Beijing ZhongJiaXin Investment Ltd.

Family Relationships

As we only have one officer and director, no family relationships exist between any of our directors or executive officers.

Certain Related Transactions and Relationships

Other than as described in Item 1.01 of this Current Report on Form 8-K, we have not been party to any transaction with Mr. Yue since the beginning of our last fiscal year, or any currently proposed transaction with Mr. Yue in which we were or will be a participant and where the amount involved exceeds $120,000, and in which Mr. Yue had or will have a direct or indirect material interest.

Item 6. Exhibits

3.1

Articles of Incorporation [1]

3.2

By-Laws [1]

10.1

Master Agreement with Kunekt Corporation,  AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk.

10.2

Share Exchange Agreement with Ferngrui Yue and Guangzhou Xingwei Communications Technology Ltd. Inc.

10.3

Share Exchange Agreement with Matt Li and Beijing Yiyueqiji Science and Technology Development Ltd. Inc.

10.4

Registration Rights Agreement with Kunekt Corporation,  AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk.

10.5

Asset Purchase Agreement with Kunekt Corporation.

10.6

Form of Share Subscription Agreement.

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

BY:      /s/ Fengrui Yue

 ----------------------

Fengrui Yue

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated:  July 15, 2011