Form 10-K
period 2011-08-31
YA ZHU SILK, INC.
filed 2011-12-29
CIK 1448962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-155486

YA ZHU SILK, INC.
(Name of registrant as specified in its charter)

Nevada	26-3062449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street, Carson City, Nevada 89703
(Address of principal executive offices)

775.284.3710
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_| No |X|
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes |_| No |X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes |X| No |_| (Not Applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this   Form 10-K.

|X||

- ii -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Non-accelerated filer |_|	Accelerated filer |_| Smaller reporting company |X|
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $9,000 based on a price of $0.05 per share multiplied by 180,000 common shares held by non-affiliates. The common shares of our company have not traded to date.  As a result, aggregate market value has been determined by the issue price per share of the last private placement of our company, whereby 180,000 common shares for total gross proceeds of $9,000 in December 2010 and January 2011.

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes |_| No |_| N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 5,180,000 shares of common stock as of December 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  N/A

-

iii -

TABLE OF CONTENTS

Item 1. BUSINESS	1
Forward Looking Statements	1
Corporate History	1
Risks Associated with our Common Stock	7
ITEM 1B. UNRESOLVED STAFF COMMENTS	9
Item 2. PROPERTIES	9
Item 3. Legal Proceedings	9
Item 5. Market for registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Market for Securities	9
Transfer Agent	9
Dividends	9
Recent Sales of Unregistered Securities	9
Item 6. SELECTED FINANCIAL DATA	10
Item 7. Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATION	10
Results of Operations	10
Off-balance sheet arrangements	12
Application of Critical Accounting Policies	12
Recent Accounting Pronouncements	13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	13
ITEM 8. Financial Statements AND SUPPLEMENTARY DATA.	13
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	24
ITEM 9A. CONTROLS AND PROCEDURES	24
Item 9B. Other Information	25
Item 10. Directors, Executive Officers and Corporate Governance	25
Directors and Executive Officers, Promoters and Control Persons	25
Audit Committee Financial Expert	26
Nomination Procedures For Appointment of Directors	26
Code of Ethics	27
Section 16(a) Beneficial Ownership Compliance	27
Item 11. Executive Compensation.	27
Compensation Discussion and Analysis	28
Outstanding Equity Awards at Fiscal Year-End	28
Directors Compensation	28
Pension and Retirement Plans	29
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Cancellation of Shares, Cancelled Debt	29
Future Changes in Control	29
Item 13. Certain Relationships and Related Transactions, and Director Independence	29
Corporate Governance	30
Item 14. Principal Accountant Fees and Services	31
Audit Fees	31
Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors	32
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	33

PART I

ITEM 1.  BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Ya Zhu Silk” mean Ya Zhu Silk, Inc. unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on July 22, 2008.  Following incorporation, we commenced the business of importing and distributing high quality silk fabric made in China. We have since cease the business of importing and distributing high quality silk fabric made in China. On June 29, 2011, we entered into a series of agreements described below to acquire a business that markets mobile devices, specifically mobile phones, smartphones, and tablets.

Our principal executive offices are located at 112 North Curry Street, Carson City, Nevada 89703 and our telephone number is (775) 284-3710. We do not have any subsidiaries.

The Master Agreement

On June 29, 2011, we entered into a master agreement (the “Master Agreement”) with Kunekt Corporation (“Kunekt”), AMS-INT Asia Limited (“AMS”), Ferngrui Yue (“Yue”), Guangzhou Xingwei Communications Technology Ltd. Inc. (“XingWei”), Matt Li (“Li”), Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (“Yiyueqiji”), and Mark Bruk (“Bruk”). The Master Agreement requires us to issue and register up to 7,104,000 common shares as consideration in exchange for all shares of AMS held by Li and Yue, and other valuable assets, including the rights to the trademarked brand name “Kunekt”. The Master Agreement contains several elements, including share exchange agreements, our assignment of registration rights for the shares to be issued, our purchase of assets held by Kunekt, and an agreement between us and a private party.

Share Exchange Agreements

Share Exchange Agreement One: 1,200,000 Shares of Common Stock to be Issued

On June 29, 2011, being the effective date of the Master Agreement (the “Effective Date”), YaZhu, Yue and Xing Wei entered into a share exchange agreement  (the “Xing Share Exchange Agreement”) whereby we purchased all shares of AMS held by Xing Wei in consideration for the issuance of up to 1,200,000 registered common shares to Xing Wei. The exact number of common shares issued is dependent upon our revenue from April 1, 2011 to March 31, 2012 and subject to the following timeline:

A)

On closing of the Xing Share Exchange Agreement, we will issue 480,000 common shares, before a proposed 25 to 1 forward stock split (12,000,000 post-split shares), to Xing Wei;

B)

On September 30, 2011, we will issue 320,000 common shares, before a proposed 25 to 1 forward stock split (8,000,000 post-split shares), to Xing Wei;

C)

If our revenue from April 1, 2011 to December 31, 2011 is greater than or equal to USD $9 million and less than or equal to USD$11.5 million, then within 5 business days we shall issue 133,334 common shares, before a proposed 25 to 1 forward stock split (3,333,350 post-split shares), to Xing Wei;

D)

If our revenue from April 1, 2011 to December 31, 2011 is greater than USD$11.5 million, then within 5 business days we shall issue 400,000 common shares, before a proposed 25 to 1 forward stock split (10,000,000 post-split shares), to Xing Wei;

E)

If our revenue from April 1, 2011 to March 31, 2012 is greater than or equal to USD$20 million and our revenue from April 1, 2011 to December 31, 2011 is greater than or equal to USD $9 million and less than or equal to USD$11.5 million, then within 5 business days we shall issue 266,666 common shares, before a proposed 25 to 1 forward stock split (6,666,650 post-split shares), to Xing Wei; and

F)

If our revenue from April 1, 2011 to March 31, 2012 is greater than or equal to USD$20 million and our revenue from April 1, 2011 to December 31, 2011 is less than $9 million, then within 5 business days we shall issue 400,000 common shares, before a proposed 25 to 1 forward stock split (10,000,000 post-split shares), to Xing Wei.

As the Xing Share Exchange Agreement has not yet closed, we are negotiating with the parties to extend the time periods by six months.

Share Exchange Agreement Two: 3,384,000 Shares of Common Stock to be Issued

On the Effective Date, Ya Zhu, Li, and Yiyueqiji entered into a share exchange agreement (the “Li Share Exchange Agreement”) whereby we purchased all shares of AMS held by Li in consideration for the issuance of up to 3,384,000 registered common shares to Li. This issuance is dependent upon our revenue from April 1, 2011 to March 31, 2012 and subject to the following timeline:

A)

On closing of the Li Share Exchange Agreement, we will issue 1,480,000 common shares, before a proposed 25 to 1 forward stock split (37,000,000 post-split shares), to Li;

B)

On September 30, 2011, we will issue 680,000 common shares, before a proposed 25 to 1 forward stock split (17,000,000 post-split shares), to Li;

C)

If our revenue from April 1, 2011 to December 31, 2011 is greater than or equal to USD $9 million and less than or equal to USD$11.5 million, then within 5 business days we shall issue 408,000 common shares, before a proposed 25 to 1 forward stock split (10,200,000 post-split shares), to Li;

D)

If our revenue from April 1, 2011 to December 31, 2011 is greater than USD$11.5 million, then within 5 business days we shall issue 1,224,000 common shares, before a proposed 25 to 1 forward stock split (30,600,000 post-split shares), to Li;

E)

 If our revenue from April 1, 2011 to March 31, 2012 is greater than or equal to USD$20 million and our revenue from April 1, 2011 to December 31, 2011 is greater than or equal to USD $9 million and less than or equal to USD$11.5 million, then within 5 business days we shall issue 816,000 common shares, before a proposed 25 to 1 forward stock split (20,400,000 post-split shares), to Li;

F)

If our revenue from April 1, 2011 to March 31, 2012 is greater than or equal to USD$20 million and our revenue from April 1, 2011 to December 31, 2011 is less than $9 million, then within 5 business days we shall issue 1,224,000 common shares, before a proposed 25 to 1 forward stock split (1030,600,000 post-split shares), to Li.

Upon the satisfactory completion of the Xing Share Exchange Agreement and Li Share Exchange Agreement, we will own 100% of the issued and outstanding common shares of AMS.

As the Li Share Exchange Agreement has not yet closed, we are negotiating with the parties to extend the time periods by six months.

Purchase of Kunekt Assets

Purchase Agreement: 2,480,000 Shares of common stock to be Issued

We entered into an asset purchase agreement to purchase the Kunekt Assets. In exchange for the Kunekt Assets, we agreed to issue Kunekt 2,480,000 shares, before a proposed 25 to 1 forward stock split (62,000,000 post-split shares) from our current offering.  This purchase is subject to Kunekt receiving shareholder approval for the purchase, which Kunekt has agreed to use commercially reasonable efforts to do. As of the December 28, 2011, Kunekt has not received shareholder approval. In addition to any other rights Kunekt might have under any other agreement, if the common shares issued pursuant to the Asset Purchase Agreement are not registered pursuant to an effective registration statement within 240 days of the closing date, we shall execute and deliver to Kunekt all such bills of sale, assignments, instruments of transfer, deeds, assurances, consents and other documents as shall be necessary to effectively transfer the Kunekt Asset to Kunekt, free and clear of all encumbrances, or any contract to create an encumbrance, unless such encumbrance is permitted by Kunekt.

Subscription Agreement

Subscriber Agreement: 40,000 Shares of Common Stock to be Issued

The private party (the “Subscriber”) in this transaction relates to an offering of securities in an offshore transaction to persons who are not U.S. persons pursuant to regulations under the United States Securities act of 1933 as amended.

None of the securities to which this agreement relates have been registered under the 1933 act, or any U.S. State securities laws, and, unless so registered, may not be offered or sold, directly or indirectly, in the United States or to U.S. Persons except in accordance with the provisions of regulations under the 1933 act, pursuant to an effective registration statement under the 1933 act, or pursuant to an available exemption from, or in a transaction not subject to, the registration requirements of the 1933 act and in each case only in accordance with applicable state securities laws. In addition, hedging transactions involving the securities may not be conducted unless in compliance with the 1933 act.

The Subscriber agreed to purchase 40,000 common shares, before a proposed 25 to 1 forward stock split (1,000,000 post-split shares) for the price of $25.00 per common share or an aggregate price of $1,000,000. The Subscriber’s subscription was conditional on the Subscriber being transferred 226,667 common shares from an existing shareholder of YaZhu, which results in an effective purchase price of $4.75 per common share.

Subscription proceeds shall be paid in the following manner: (i) $784,000 shall be paid to our company by wire transfer, certified check, bank draft, or by such other means as agreed upon between the parties and (ii) by assigning a promissory note to our company in the amount of $216,000, which note is payable to Kunekt by AMS and has been assigned by Kunekt to the private party subscriber.

Registration Rights

Registration Agreement: Registration of the 7,104,000 Shares of Common Stock

In connection with the other agreements pursuant to the Master Agreement, we entered into a registration rights agreement whereby we agreed to register all common shares issued pursuant to the Master Agreement or agreements entered into pursuant to the Master Agreement within 120 days of June 30, 2011. We agreed to pay a penalty provision of 1.5% of the deemed value of the common shares, being $1.00 per common share, per month if the common shares are not registered within 120 days of June 30, 2011. We also agreed to the following:

A)

prepare and file with the SEC such amendments and supplements to a registration statement and the prospectus used in connection therewith as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of the shares issued in this exchange;

B)

furnish to Kunekt, AMS, Li, Yue, Yiyueqiji, XinWei, and Mark Bruk (the “Holders”) such number of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents (including, without limitation, prospectus amendments and supplements as are prepared by our company) as they may reasonably request in order to facilitate the disposition of the shares issued to them under the Share Exchange Agreements;

C)

use commercially reasonable efforts to comply with all applicable rules and regulations of the SEC under the Securities Act of 1933 (the “Securities Act”) and the Securities and Exchange Act of 1934 (the “Exchange Act”) (including, without limitation, Rule 172 under the Securities Act), file any final prospectus, including any supplement or amendment thereof, with the SEC pursuant to Rule 424 under the Securities Act, and to promptly notify the Holders in writing if, at any time between issuance of the shares and either (i) the date as of which the Holders may sell all of the issued shares without volume or manner of sale restriction pursuant to rule 144 or (ii) the date as of which all the shares issued have been sold, we do not satisfy the conditions specified in Rule 172 of the Securities Act, and, as a result thereof  the Holders are required to deliver a prospectus in connection with any disposition of the shares issued to them under the Share Exchange Agreements;

D)

notify the Holders of the occurrence of any event as a result of which the prospectus included in or relating to a registration statement contains an untrue statement of a material fact or omits any fact necessary to make the statements therein not misleading; and, thereafter, subject to certain conditions, we will promptly prepare (and, when completed, give notice and provide a copy thereof to both the Holders) a supplement or amendment to such prospectus so that such prospectus will not contain an untrue statement of a material fact or omit to state any fact necessary to make the statements therein not misleading; provided that upon such notification by us the Holders will not offer or sell the issued shares until we have notified them that we have prepared a supplement or amendment to such prospectus and filed it with the SEC or, if we do not then meet the conditions for the use of Rule 172, delivered copies of such supplement or amendment to the Holders (it being understood and agreed by us that the foregoing proviso shall in no way diminish or otherwise impair our obligation to promptly prepare a prospectus amendment or supplement and deliver copies of same; and

E)

use commercially reasonable efforts to register and qualify the issued shares under such other securities or Blue Sky laws of such states as shall be reasonably appropriate in our opinion, provided that we shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions, and provided further that if any jurisdiction in which any of such issued shares shall be qualified shall require that expenses incurred in connection with the qualification therein of any such registrable securities be borne by the Holders , then they shall, to the extent required by such jurisdiction, pay their pro rata share of such qualification expenses.

F)

use our commercially reasonable efforts, subject to the terms and conditions of the Master Agreement, to (i) prevent the issuance of any stop order or other suspension of effectiveness of the issued shares, or the suspension of the qualification of any of the issued shares for sale in any jurisdiction in the United States, and (ii) if such an order or suspension is issued, obtain the withdrawal of such order or suspension at the earliest practicable moment and notify the Holders of the issuance of such order and the resolution thereof or its receipt of notice of the initiation or threat of any proceeding such purpose.

G)

(i) comply with all requirements of the Financial Industry Regulatory Authority, Inc. with regard to the issuance of the stock offered as consideration and the listing thereof on the OTC Bulletin Board and such other securities exchange or automated quotation system, as applicable, and (ii) engage a transfer agent and registrar to maintain our stock ledger for all shares issued under this agreement not later than the effective date of a registration statement.

We have also agreed to furnish relevant information to Xing Wei and Li as provided for in section 5 of the registration rights agreement. Further, we have agreed to cover expenses of registration subject to conditions established in section 6 of the registration rights agreement.  Additionally, we have agreed to certain indemnifications to benefit the Holders under section 8 of the registration agreement.  Finally, we have agreed to perform duties in order to allow the Holders to benefit from unrestricted sale of the issued shares, if available, under Rule 144 and any other rule or regulation of the SEC that may at any time permit them to sell their issued shares without registration under section 9 of the registration agreement.

Employees

Our company is currently operated by Frank Fengrui Yue, as our president and director.

ITEM 1A.  RISK FACTORS

In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated With Our Financial Condition

There is substantial doubt about our ability to continue as a going concern.

Our auditor's report on our August 31, 2011 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We have incurred an accumulative loss of $62,194 for the period from our date of inception to August 31, 2011. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our mobile device products. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

If we do not obtain adequate financing or revenues through the sale of our mobile products, our business will fail, resulting in the complete loss of your investment.

If we are not successful in earning sufficient revenues, we may require additional financing to sustain business operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors, including our company’s ability to attract customers.  These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

No assurance can be given that our company will obtain access to capital markets in the future or that financing adequate to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms.  The inability of our company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and upon our financial conditions.

We anticipate operating expenses will increase.

Our anticipated operating expenses may increase due to increase expenses associated with both the manufacture of our mobile device products and establishing our sales and marketing initiatives.  We may need to raise additional funds through future debt or equity financing. Within the next twelve months, increases in expenses associated with the manufacture of our mobile device products and establishing our sales and marketing initiatives will be attributed primarily to the cost of suppliers, manufacturers and sales and marketing personnel.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.  These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

Risks Related to the Master Agreement

The Master Agreement and agreements entered into pursuant to the Master Agreement may not close in which case our business would be materially adversely affected.

Our only current business is the closing of the Master Agreement and agreements entered into pursuant to the Master Agreement. These agreements may not close for a number of reasons including a party’s inability to satisfy the conditions of the agreements. If the agreements do not close, we will have no business.

Risks Related to our Management

Our president is a non-resident of the United States.

Frank Fengrui Yue, our president and director, is a non-resident of the United States.  Accordingly, investors may not feel comfortable investing in a company whose management is outside of the country and may have concerns regarding the future stability of the company.  There can be no assurance management will ever be run by residents of the United States.

Nevada Law provides for indemnification of officers and directors at our expense and limits their liability. These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Nevada Law contains substantial provisions for the indemnification of corporate officers and directors acting on behalf of the corporation and our Articles of Incorporation and By-Laws do not limit this right and obligation to indemnify.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent)

submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.  The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

The majority of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or some of our directors or officers.

The majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.  Consequently, investors may be effectively prevented from pursuing remedies under United States federal securities laws against some of our directors or officers.

Risks Associated with our Common Stock

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

If we are dissolved, it is unlikely that there will be sufficient assets remaining to distribute to the shareholders.

In the event of our dissolution, any proceeds realized from the liquidation of our assets will be distributed to the shareholders only after all claims of our creditors are satisfied. In that case, the ability of our shareholders to recover any portion of their investments in our shares will depend on the amount of funds realized and the claims to be satisfied therefrom.

Since we have 75,000,000 authorized shares, our management could issue additional shares, diluting our current shareholders’ equity.

We have 75,000,000 authorized shares currently issued and outstanding. We do not anticipate issuing any preferred shares in the foreseeable future.

Large increases in authorized shares and share issuances by us would generally have a negative impact on our share price. It is possible that, due to an increase in the authorized shares or additional share issuance, you could lose a substantial amount, or all, of your investment.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and do not currently intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive and head office is located at 112 North Curry Street, Carson City, Nevada 89703 and our telephone number is (775) 284-3710. This operating facility functions as our main operating facility.  We believe our current premises are adequate for our current operations however, we anticipate that we will require additional premises in the foreseeable future.  We anticipate that we will continue to rent the premises without costs so long as the space requirements of our company do not require a larger facility.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

In the United States, our common shares are quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “YZSKE”.  As of December 13, 2011, there were no trades of our common stock.

On December 28, 2011 the shareholders’ list for our common stock showed 31 registered stockholders and 5,180,000 shares issued and outstanding.

We have no other classes of securities.

Transfer Agent

Our transfer agent for our common stock is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time.  All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

Other than as described in Item 1 under the heading “Subscription Agreement”, during the last three years, we have not sold any of our securities which were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year the ended August 31, 2011 and the factors that could affect our future financial condition and results of operations.  Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Revenue

We did not have any revenue for the year ended August 31, 2011 and August 31, 2010. We do not anticipate having any revenue until we acquire AMS.

Expenses

Our expenses for the year ended August 31, 2011 were $23,852 as compared to $17,882 for the year ended August 31, 2010. The increase in our expenses of $5,970 was primarily due to costs related to maintaining our public company listing.

Liquidity and Capital Resources

Working Capital

Management projects that we will require additional funding to expand our current operations.

Working Capital
	As at August 31, 2011	As at August 31, 2010
Current Assets	$2,210	$924
Current Liabilities	$48,904	$32,766
Working Capital (Deficit)	$(46,694)	$(31,842)

Our working capital deficit increased from the year ended August 31, 2011 as compared to year ended August 31, 2010 primarily due to costs related to maintaining our public company listing.

Cash Flow

Cash Flows
	Fiscal year ended August 31, 2011	Fiscal year ended August 31, 2010
Cash Flow Provided By (Used By) Operating Activities	$(32,402)	$(9,116)
Cash Flow Provided By (Used By) Investing Activities	nil	nil
Cash Flow Provided By (Used By) Financing Activities	$33,688	$10,000
Net increase (decrease) in Cash During Period	$1,286	$884

Operating Activities

Cash flows used by our operating activities increased by $23,286 primarily as the result of costs related to maintaining our public company listing.  Our operating activities during the year ended August 31, 2011, consisted primarily of maintaining our public company listing.

Financing Activities

Cash flows provided by our financing activities increased by $23,688 primarily as the result of monies advanced to the company by the former president, Ya Zhu.  Our financing activities during the year ended August 31, 2011, consisted primarily of monies advanced to the company by the former president, Ya Zhu.

We may seek additional funding through public or private financings to fund our operations beyond 2012. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Future Financing

During the next twelve months and in the long term, to remedy the deficiency in financing for proposed future operations, we intend to raise funds from equity and/or debt financings. In the short term, we intend to fund future cash shortfalls from loans from directors.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment over the next 12 months but that may change depending on the type of business that we acquire in the event that we are successful in doing so.

Going Concern

Due to our being a development stage company and only begun to generate revenues, in their Notes to our financial statements for the year ended August 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through August 31, 2011 have incurred losses of $62,194 from our inception.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing, acquiring a new business and achieving a break even or profitable level of operations in that new business.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders.

Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance sheet arrangements

Our company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Frank Fengrui Yue has undertaken to provide our company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan.  However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Yue’s expression is neither a contract nor agreement between him and our company.

Other than the above described situation we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Basis of Presentation

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The company maintains its books and accounting records in U.S. dollar (“US$”), and its reporting currency is US$.

Accounting Method

Our financial statements are prepared using the accrual method of accounting. We have elected a fiscal year ending on August 31.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

Sales revenue is recognized at the date of shipment from our facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of us exist and collectability is reasonably assured.

Impact of New Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the our results of operations, financial position, or cash flow.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles of the United States of America.

YA ZHU SILK, INC.

FINANCIAL STATEMENTS

August 31, 2011 and 2010

(Audited)

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-15 and F-16

Balance Sheets	F-17

Statements of Operations	F-18

Statements of Changes in Stockholders' Equity/(Deficit)	F-19
Statements of Cash Flows	F-20
Notes to Financial Statements	F-21 to F-23

Stan J.H. Lee, CPA

2160 North Central Rd, Suite 209 * Fort Lee * NJ 07024

P.O. Box 436402 *  San Diego * CA * 92143-9402

619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ya Zhu Silk, Inc.

We have audited the accompanying balance sheets of  YA ZHU SILK, INC. (the Company) as of  August  31, 2011, and the related statements of operations and comprehensive income (loss), statements of changes in stockholders’ equity/(deficit) and cash flows for the fiscal year then ended. These financial statements are the representation of the management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of YA ZHU SILK, INC. as of August 31, 2010 , were audited by other auditors whose report dated November 24. 2010,  expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An  audit includes consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in  the  circumstances, but  not  for the purpose of expressing an opinion  on  the  effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YA ZHU SILK, INC. as of August 31, 2011, and the results of its operation and its cash flows for the fiscal year aforementioned in conformity with U.S. generally accepted accounting principles.

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

/s/ Stan J. H. Lee, CPA

__________________

       Stan J.H. Lee, CPA

Fort Lee, NJ

       December 5, 2011

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

Seale and Beers, CPAs

Las Vegas, Nevada

November 24, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

YA ZHU SILK, INC.
BALANCE SHEETS

	As of August 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$ 2,210	924

Total Current Assets	2,210	924

Total Assets	$ 2,210	$ 924

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Due to related parties	$ 41,204	16,516
Other payables	7,700	16,250

Total Current Liabilities	48,904	32,766

Total Liabilities	48,904	32,766

Commitments	-	-

Stockholders' Equity/(Deficit):
Common stock ($0.001 par value; 75,000,000 shares authorized;
5,180,000 and 5,000,000 shares issued and outstanding
at August 31, 2011 and 2010, respectively)	5,180	5,000
Additional paid-in capital	10,320	1,500
Retained earnings/(Accumulated loss)	(62,194)	(38,342)
Accumulated other comprehensive income	-	-

Total Stockholders' Equity/(Deficit)	(46,694)	(31,842)

Total Liabilities and Stockholders' Equity/(Deficit)	$ 2,210	$ 924

See accompanying notes to financial statements

YA ZHU SILK, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
	For the Fiscal Years Ended August 31,
	2011	2010

NET REVENUES	$ -	$ -

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling	-	-
General and administrative	(23,852)	17,882

Total Operating Expenses	(23,852)	17,882

INCOME/(LOSS) FROM OPERATIONS	(23,852)	(17,882)

OTHER INCOME:	-	-

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAX	(23,852)	(17,882)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	$ (23,852)	$ (17,882)

COMPREHENSIVE INCOME:
Net income/(Loss)	$ (23,852)	$ (17,882)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	-	-

COMPREHENSIVE INCOME/(LOSS)	$ (23,852)	$ (17,882)

NET INCOME/(LOSS) PER COMMON SHARE:
Basic	$ (0.00)	$ -
Diluted	$ (0.00)	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,045,000	5,000,000
Diluted	5,045,000	5,000,000

See accompanying notes to financial statements

YA ZHU SILK, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

	Common Stock		Additional	(Accumulated Loss)/		Accumulated Other	Total
	Number of		Paid-in	Retained	Statutory	Comprehensive	Stockholders'
	Stocks	Amount	Capital	Earnings	Reserve	Income	Equity/(Deficit)

Balance, August 31, 2009	5,000,000	$ 5,000	$ -	$ (20,460)	$ -	$ -	$ (15,460)

Debt forgiven by a related party	-	-	1,500	-	-	-	1,500

Net loss for the year	-	-	-	(17,882)	-	-	(17,882)

Balance, August 31, 2010	5,000,000	5,000	1,500	(38,342)	-	-	(31,842)

Common stock issued for cash at $0.05 per share	180,000	180	8,820	-	-	-	9,000

Net loss for the period	-	-	-	(23,852)	-	-	(23,852)

Balance, August 31, 2011	5,180,000	$ 5,180	$ 10,320	$ (62,194)	$ -	$ -	$ (46,694)

See accompanying notes to financial statements

YA ZHU SILK, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$ (23,852)	$ (17,882)
Adjustments to reconcile net income/(loss) to net cash
used in/(provided by) operating activities:
Expenses paid by related parties on behalf of the company	-	1,516
Changes in assets and liabilities:
Accounts payable and other payables	(8,550)	7,250
Taxes payable	-	-
Advances from customers	-	-
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(32,402)	(9,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	-
Cash received as a result of acquisition of subsidiaries	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks	9,000	-
Proceeds from advances from related parties	24,688	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,688	10,000

EFFECT OF EXCHANGE RATE ON CASH	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,286	884

CASH AND CASH EQUIVALENTS - beginning of year	924	40

CASH AND CASH EQUIVALENTS - end of year	$ 2,210	$ 924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash activities:
Expenses paid by related party on behalf of the company	$ -	$ 1,516
Loan Forgiveness – Related Party	$ -	$ 1,500

See accompanying notes to financial statements

YA ZHU SILK, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011 and 2010

(AUDITED)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Ya Zhu Silk, Inc. (the “Company”) was incorporated in the State of Nevada on July 22, 2008 and established a fiscal year end of August. It is a development-stage Company and intends to import and to distribute high quality silk fabrics made in China.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The company maintains its books and accounting records in U.S. dollar (“US$”), and its reporting currency is US$.

ACCOUNTING METHOD

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on August 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectibility is reasonably assured.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

YA ZHU SILK, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011 and 2010

(AUDITED)

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2011, the Company has a working capital deficit of $46,694 and an accumulated deficit of $62,194. The Company does not have a source of revenue sufficient to cover its operation costs raising substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares and obtaining loans from related parties.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of August 31, 2010, the Company had issued 5,000,000 common shares to Founders at $0.001 per share for net funds to the Company of $5,000. During the fiscal year ended August 31, 2011, the Company issued 180,000 common shares at $ 0.05 per share and raised $ 9,000 in cash.  The total issued and outstanding common shares as of August 31, 2011 is 5,180,000.

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

As of August 31, 2011 a total of $41,204  in related party loans was outstanding as result of additional advance to the Company by the  related parties during the fiscal year ended August 31, 2011.

NOTE 6. COMMITMENT AND CONTIGENCIES

On June 29, 2011, Ya Zhu Silk, Inc. (“YaZhu”) entered into a master agreement (the “Master Agreement”) with Kunekt Corporation (“Kunekt”), AMS-INT Asia Limited (“AMS”), Ferngrui Yue (“Yue”), Guangzhou Xingwei Communications Technology Ltd. Inc. (“XingWei”), Matt Li (“Li”), Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (“Yiyueqiji”), and Mark Bruk (“Bruk”) whose details of transactions are found in Form 8-K filed on July 12, 2011 with U.S. Securites and Exchange Commission  reporting “ Entry into a Material Definitive Agreement” Closing on the agreements has not occurred as of this audit report date.

Other than commitment already disclosed above, the Company did not have significant capital and other commitments, or significant guarantees as of August 31, 2011 and 2010.

YA ZHU SILK, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011 and 2010

(AUDITED)

NOTE 7. SUBSEQUENT EVENTS

No material subsequent event was noticed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, management concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective.

Because of the inherent limitations in all control systems, our management believes that no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of August 31, 2011.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Our management believes that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at December 28, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Frank Fengrue Yue	President, Secretary, Treasurer and Director	38	June 29, 2011

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Frank Fengrue Yue

Frank Fengrui Yue has extensive experience in the telecom industry based in Beijing. He has worked in the electronics manufacturing, telecom system integration, communications investment areas since mid 1990s.  He worked with companies including Shenzhen Electronics Import and Export Corp as a project manager, Beijing ZhongJiaXin Investment Ltd as investment director, Beijing JiaYi Consulting Ltd as President and CEO, and several other telecom companies either as a key management or business development role.  Prior to joining YaZhu as the President and Director, from year 2007 to 2011, he worked as the EVP and division president for Beijing Yuanjin FangYuan Science and Technology company and from 2005-2007, Mr. Yue worked as the investment director with Beijing ZhongJiaXin Investment Ltd.

We believe Mr. Yue is qualified to serve on our board of directors because he brings us broad channel and business opportunities in the government and telecom industry for the Great China area, in addition to his business experiences as described above.

Committees of the Board

We do not have a separate audit committee at this time.  Our entire board of directors acts as our audit committee.  We believe this is appropriate since we currently have no operations.

Promoters

The promoter of our company is our president and director: Frank Fengrue Yue.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not been involved in any of the following events during the past ten years:

(1)

any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4)

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(5)

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6)

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.  Mr. Yue is not considered independent as defined by Rule 4200(a)(14) of the FINRA Rules as he is our president.

Since the commencement of our most recently completed financial year, we have not required any non-audit services to be provided by our auditor.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development, lack of operations and the fact the we have not generated any positive cash flows from operations to date.

Nomination Procedures For Appointment of Directors

As of December 28, 2011, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Board Leadership Structure

The positions of our principal executive officer and the chairman of our board of directors are served by one individual: Frank Fengrue Yue.  We have determined that the leadership structure of our board of directors is appropriate, especially given the early stage of our development and the size of our company.  Our board of directors provides direct oversight of our risk exposure regarding matters relating to financial, operational, legal and strategic risks and mitigation strategies for such risks.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations.  We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Frank Fengrue Yue	nil	nil	nil

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our executive officers during the two years ended August 31, 2011 and 2010.  No other officers or directors received annual compensation in excess of $100,000 during the last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Frank Fengrue Yue(1) President	2011 2010	40,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	40,000 N/A
Ya Zhu Former President, Secretary Treasurer, Chief Financial Officer and Chairman of the Board(2)	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Frank Fengrue Yue was appointed as our president, secretary, and treasurer on June 29, 2011.

(2)

Ya Zhu resigned as our president, secretary, treasurer, chief financial officer and chairman of the board on June 29, 2011.

Compensation Discussion and Analysis

Other than set forth below, we have not entered into any employment agreement or consulting agreement with our current directors and executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time.  We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

At this time we have not yet entered into an employment agreement with Frank Fengrue Yue. It is anticipated the company will enter into an employment agreement with Mr. Yue within the next twelve months. Mr. Yue is entitled to be reimbursed for any company related expenses paid by him on the company’s behalf.

Outstanding Equity Awards at Fiscal Year-End

As at December 28, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Directors Compensation

During the fiscal year ended August 31, 2011, we paid no compensation to our directors for their services in fiscal year 2011. During the fiscal year ended August 30, 2011, we did not issue any deferred share units in lieu of cash to our directors. Currently, we do not offer any compensation to our directors.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees in the event of retirement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at December 28, 2011, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Frank Fengrue Yue 1607-LanBao Bldg, Xi Da Wang Lu, Chaoyang District, Beijing, China	nil	nil
Directors and Officers as a group (1 individual)	nil	nil
Ya Zhu 112 North Curry Street Carson City, Nevada	5,000,000	96.6%
5% shareholder	5,000,000	96.6%

(1)

Based on 5,180,000 shares of common stock issued and outstanding as of December 28, 2011.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Corporate Governance

Director Independence

We currently act with one director, Frank Fengrue Yue.  Mr. Yue is not independent as defined by Rule 4200(a)(14) of the FINRA Rules as he is the president of our company.

Audit Committee

As of this date, our sole director and officer is the sole member of our audit committee.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

As of this date, our sole director and officer is the sole member of our compensation committee.  We believe that striking a compensation committee and appointing additional independent directors to such committee would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.  Our board of directors’ responsibilities in acting as our compensation committee is to oversee our company’s compensation and benefit plans, including our compensation plan.  Our board of directors also monitors and evaluates matters relating to the compensation and benefits structure of our company.  Our company has not adopted a Compensation Committee Charter.

Transactions with Independent Directors

During the year ended August 31, 2011, we did not have any independent directors in accordance with Rule 4200(a)(14) of the FINRA Rules.

Board of Directors

As mentioned above, Mr. Yue is not an independent director as defined in Rule 4200(a)(14) of the FINRA Rules.  Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States.  Our board’s primary responsibilities will be to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board will also be responsible for:

•

selecting and assessing members of the board;

•

choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

•

reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

•

adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

•

ensuring the integrity of our company’s internal control and management information systems;

•

approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

•

reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

Our sole director is not currently a director of any other reporting issuers (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business.  This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors.  Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as director.

Nomination of Directors

The board is responsible for identifying new director nominees.  In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board.  As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process.  Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs.  However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2011 and for fiscal year ended August 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2011	August 31, 2010
Audit Fees	$7,000	$11,750
Audit Related Fees	$4,500	$6,000
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	$11,500	$17,750

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Stan Jeong-Ha Lee and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Stan Jeong-Ha Lee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1, filed on November 19, 2008)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on November 19, 2008)

10.1

Master Agreement with Kunekt Corporation,  AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk (incorporated by reference from our Form 10-Q filed on July 15, 2011)

10.2	Share Exchange Agreement with Ferngrui Yue and Guangzhou Xingwei Communications Technology Ltd. Inc. (incorporated by reference from our Form 10-Q filed on July 15, 2011)

10.3	Share Exchange Agreement with Matt Li and Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (incorporated by reference from our Form 10-Q filed on July 15, 2011)

10.4

Registration Rights Agreement with Kunekt Corporation,  AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xingwei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk (incorporated by reference from our Form 10-Q filed on July 15, 2011)

10.5	Asset Purchase Agreement with Kunekt Corporation (incorporated by reference from our Form 10-Q filed on July 15, 2011)

10.6	Form of Share Subscription Agreement (incorporated by reference from our Form 10-Q filed on July 15, 2011)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Frank Fengrue Yu

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Frank Fengrue Yu

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YA ZHU SILK, INC.

By:

Frank Fengrue Yue

Frank Fengrue Yue, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:  December 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

Frank Fengrue Yue

Frank Fengrue Yue, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:  December 29, 2011