Form 10-Q
period 2011-11-30
YA ZHU SILK, INC.
filed 2012-01-23
CIK 1448962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE

 ACT OF 1934

For the quarterly period ended November 30, 2011

OR

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
(Address of principal executive offices) (zip code)

775.284.3710
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]     No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

5,180,000 common shares issued and outstanding as of January 16th, 2012.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

Item 1. Financial Statements.

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

13

Item 4. Controls and Procedures.

13

PART II - OTHER INFORMATION

14

Item 1. Legal Proceedings.

14

Item 1A. Risk Factors.

14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3. Defaults Upon Senior Securities.

18

Item 4. [Removed and Reserved]

18

Item 5. Other Information

18

Item 6. Exhibits.

18

SIGNATURES

20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended November 30, 2012 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period.  These interim financial statements follow the same accounting policies and methods of their application as our August 31, 2011 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our August 31, 2011 annual audited financial statements.

YA ZHU SILK, INC.
BALANCE SHEETS

	As of November 30, 2011	as of August 31, 2011
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$ 2,210	$ 2,210

Total Current Assets	2,210	2,210

Total Assets	$ 2,210	$ 2,210

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Due to related parties	$ 42,014	$ 41,204
Other payables	7,700	7,700

Total Current Liabilities	49,714	48,904

Total Liabilities	49,714	48,904

Commitments		-

Stockholders' Equity/(Deficit):
Common stock ($0.001 par value; 75,000,000 shares authorized;
5,180,000 and 5,000,000 shares issued and outstanding
at November 30, 2011 and August 31, 2011 , respectively)	5,180	5,180
Additional paid-in capital	10,320	10,320
Retained earnings/(Accumulated loss)	(63,004)	(62,194)
Accumulated other comprehensive income

Total Stockholders' Equity/(Deficit)	(47,504)	(46,694)

Total Liabilities and Stockholders' Equity/(Deficit)	$ 2,210	$ 2,210

See accompanying notes to financial statements

5

YA ZHU SILK, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
	For the 3-months period ended November 30,		Cummulative since inception (July 22, 2008) to November 30, 2011
	2011	2010

NET REVENUES	$ -	$ -	$ -

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Selling	-	-	-
General and administrative	810	4,454	63,004

Total Operating Expenses	810	4,454	63,004

INCOME/(LOSS) FROM OPERATIONS	(810)	(4,454)	(63,004)

OTHER INCOME:	-	-	-

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAX	(810)	(4,454)	(63,004)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME/(LOSS)	$ (810)	$ (4,454)	$ (63,004)

COMPREHENSIVE INCOME:
Net income/(Loss)	$ (810)	$ (4,454)	$ (63,004)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	-	-	-

COMPREHENSIVE INCOME/(LOSS)	$ (810)	$ (4,454)	$ (63,004)

NET INCOME/(LOSS) PER COMMON SHARE:
Basic	$ (0.00)	$ (0.00)	$ -
Diluted	$ (0.00)	$ (0.00)	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,045,000	5,000,000
Diluted	5,045,000	5,000,000

See accompanying notes to financial statements.

6

YA ZHU SILK, INC.
STATEMENTS OF CASH FLOWS
			Cummulative since inception (July 22, 2008) to November 30, 2011

	For the 3-months period ended November 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(810)	$(4,454)	$(63,004)
Adjustments to reconcile net income/(loss) to net cash
used in/(provided by) operating activities:
Expenses paid by related parties on behalf of the company	810	5,688	8,014
Changes in assets and liabilities:
Accounts payable and other payables	-	(1,610)	8,510
Taxes payable		-	-
Advances from customers		-	-
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	-	(376)	(46,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment		-	-
Cash received as a result of acquisition of subsidiaries		-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks	-	-	15,500
Proceeds from advances from related parties	-	-	33,190
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	48,690

EFFECT OF EXCHANGE RATE ON CASH	-	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	(376)	2,210

CASH AND CASH EQUIVALENTS - beginning of year	2,210	924	-

CASH AND CASH EQUIVALENTS - end of year	$2,210	$548	$2,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash activities:
Expenses paid by related party on behalf of the company	$810	$5,688	$8,014
Loan Forgiveness – Related Party	$-	$1,500	$1,500

See accompanying notes to financial statements.

5

YA ZHU SILK, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011

(UNAUDITED)

NOTE 1. – UNAUDITED INFORMATION

The balance sheet of Ya Zhu Silk, Inc. (the “Company”) as of November 30, 2011, and the statements of operations  and cash flows for the three-months period then ended  have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of November 30, 2011, and the results of operations for the three months ended November 30, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended August 31, 2011.

NOTE 2. – ORGANIZATION AND DESCRIPTION OF BUSINESS

Ya Zhu Silk, Inc. (the “Company”) was incorporated in the State of Nevada on July 22, 2008 and established a fiscal year end of August. It is a development-stage Company and intends to import and to distribute high quality silk fabrics made in China.

NOTE 3. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2011, the Company has a working capital deficit of $47,504 and an accumulated deficit of $63,004. The Company does not have a source of revenue sufficient to cover its operation costs raising substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares and obtaining loans from related parties.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

To August 31, 2010, the Company had issued 5,000,000 common shares to Founders at $0.001 per share for net funds to the Company of $5,000. During the fiscal year ended August 31, 2011, the Company issued 180,000 common shares at $ 0.05 per share and raised $ 9,000 in cash.  The total issued and outstanding common shares as of November 30, 2011 is 5,180,000.

5

The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $18,016 in non-interest bearing loans from related parties with no specific terms of repayment since inception. $1,500 of these loans were forgiven in February of 2010 by a former director of the Company. This item was recorded as an increase to Additional Paid in Capital and is reflected in these financial statements accordingly.

As of November 30, 2011 a total of $42,014 in related party loans was outstanding as result of additional advance to the Company by the  related parties to November 30, 2011.

NOTE 7 – COMMITMENT AND CONTIGENCIES

On June 29, 2011, Ya Zhu Silk, Inc. (“YaZhu”) entered into a master agreement (the “Master Agreement”) with Kunekt Corporation (“Kunekt”), AMS-INT Asia Limited (“AMS”), Ferngrui Yue (“Yue”), Guangzhou Xingwei Communications Technology Ltd. Inc. (“XingWei”), Matt Li (“Li”), Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (“Yiyueqiji”), and Mark Bruk (“Bruk”) whose details of transactions are found in Form 8-K filed on July 12, 2011 with U.S. Securites and Exchange Commission  reporting “ Entry into a Material Definitive Agreement” Closing on the agreements has not occurred as of the date the quarterly financial statements for the 3-months period ended November 30, 2011 is available for issuance  ,

Other than commitment already disclosed above, the Company did not have significant capital and other commitments, or significant guarantees as of November 30, 2011.

NOTE 8. SUBSEQUENT EVENTS

No material subsequent event was noticed.

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations.  In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes ”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

•

Our business plans,

•

Our ability to raise additional finances,

•

Our anticipated future marketplaces, and

•

Our anticipated sales and marketing strategy.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•

Our ability to continue as a going concern,

•

General economic and business conditions,

•

Our lack of operating history,

•

Our dependence on a sole manufacture and distributor to produce our products,

•

Our brand and reputation may be damaged, and

•

The risks in the section of this quarterly report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms “we”, “us” “our” and “Ya Zhu Silk” mean Ya Zhu Silk, Inc., a Nevada corporation.  Unless otherwise stated, “$” refers to United States dollars.

Corporate Overview

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

Purchase of Kunekt Assets

Purchase Agreement: 2,480,000 Shares of common stock to be Issued

We entered into an asset purchase agreement to purchase the Kunekt Assets. In exchange for the Kunekt Assets, we agreed to issue Kunekt 2,480,000 shares, before a proposed 25 to 1 forward stock split (62,000,000 post-split shares) from our current offering.  This purchase is subject to Kunekt receiving shareholder approval for the purchase, which Kunekt has agreed to use commercially reasonable efforts to do. As of January 23, 2012, Kunekt has not received shareholder approval. In addition to any other rights Kunekt might have under any other agreement, if the common shares issued pursuant to the Asset Purchase Agreement are not registered pursuant to an effective registration statement within 240 days of the closing date, we shall execute and deliver to Kunekt all such bills of sale, assignments, instruments of transfer, deeds, assurances, consents and other documents as shall be necessary to effectively transfer the Kunekt Asset to Kunekt, free and clear of all encumbrances, or any contract to create an encumbrance, unless such encumbrance is permitted by Kunekt.

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

Plan of Operation

We were incorporated in the State of Nevada on July 22, 2008.  Following incorporation, we commenced the business of importing and distributing high quality silk fabric made in China. We have since ceased the business of importing and distributing high quality silk fabric made in China. On June 29, 2011, we entered into a series of agreements described above to acquire a business that markets mobile devices, specifically mobile phones, smartphones, and tablets.

We have not yet closed on the above-noted agreements and are negotiating with the parties to extend the time periods by six months.

Results of Operations

Revenue

We did not have any revenue for the three month periods ended November 30, 2011 and November 30, 2010. We do not anticipate having any revenue until we acquire AMS.

Expenses

Our expenses for the three month period ended November 30, 2011 were $810 as compared to $4,454 for the three month period ended November 30, 2010. The decrease in our expenses of $3,644 was primarily due to change of the control of the company and the cost is taken by the new controlling party.

Liquidity and Capital Resources

Working Capital

Our working capital results as at November 30, 2011 and August 31, 2011 are summarized as follows:

	As of November 30, 2011 ($)	As of August 31, 2011 ($)
Current assets	2,210	2,210
Current liabilities	49,714	48,904
Working capital (deficiency)	(47,504)	(46,694)

As at November 30, 2011, we had cash and cash equivalents of $2,210 and working capital deficiency of $47,504, compared to cash and cash equivalents of $2,210 and working capital deficiency of $46,694 as at August 31, 2011.  We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $ 0.5million USD to fund our operating expenditures for the next twelve month period.

As of November 30, 2011, we had working capital deficiency of $47,504. Hence, we anticipate that we will require $ 0.5 million as a minimum operating budget as additional funds to implement our business plan for the next twelve months.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. If we require any additional financing, we plan to raise any such additional capital primarily through equity financing and loans from our directors, provided that such funding continues to be available to our company. We plan to continue to seek additional funds from our directors to fund our day-to-day operations until equity financing can be pursued. We have no guarantee that our directors will continue to fund our day-today operations. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Cash Flow

Cash Flows
	Three month period ended November 30, 2011	Three month period ended November 30, 2010
Cash Flow Provided By (Used By) Operating Activities	-	$(376)
Cash Flow Provided By (Used By) Investing Activities	-	-
Cash Flow Provided By (Used By) Financing Activities	-	-
Net increase (decrease) in Cash During Period	-	$(376)

Operating Activities

Cash flows used by our operating activities decreased by $376 primarily as the result of the change of control and our reduced operating activities.

Financing Activities

Financing activities for the three month period ended November 30, 2011 and November 30, 2010 were nil.

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

We have historically incurred losses, and through November 30, 2011 have incurred losses of $63,004 from our inception.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer and principal accounting officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were effective.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of August 31, 2011.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as we had only one officer (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending August 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Associated With Our Financial Condition

There is substantial doubt about our ability to continue as a going concern.

Our auditor's report on our August 31, 2011 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We have incurred an accumulative loss of $63,004 for the period from our date of inception to November 30, 2011. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our mobile device products. We plan to seek additional funds through future debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits.

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

10.5	Asset Purchase Agreement with Kunekt Corporation (incorporated by reference from our Form 10-Q filed on July 15, 2011)

10.6	Form of Share Subscription Agreement (incorporated by reference from our Form 10-Q filed on July 15, 2011)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Frank Fengrue Yu

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Frank Fengrue Yu

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YA ZHU SILK, INC.

By:

Frank Fengrue Yue, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:  January 23, 2012

20