Form 10-K
period 2011-12-31
YA ZHU SILK, INC.
filed 2012-04-16
CIK 1448962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-155486

YA ZHU SILK, INC.
(Name of registrant as specified in its charter)

Nevada	26-3062449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1002, 10/F Fang Da Building , NanShan Science & Hi-Tech Park , NanShan District, ShenZhen , China 518057
(Address of principal executive offices)

(+86) 755-8668-1130
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
Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

-

ii -

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ] (Not Applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this   Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X] No [ ]

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

Yes [  ] No [  ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 7,180,000 shares of common stock as of April 12, 2012.

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

iii -

PART I

ITEM 1.  BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this annual report on Form 10-K include statements about:

•

our sales plan and marking program;

•

our beliefs regarding the companies that may manufacture our products;

•

our goal is that Yiyueqiji will transition its major revenue to be derived from system software development and re-assign its staff and expertise to Shenzhen operations in 2012;

•

our goal is to be a global leader in the design, development and manufacture of mobile devices and the strategies we anticipate will help us reach that goal;

•

our expectation that the number of our employees will increase;

•

our belief that we may build a strategic relationships with one or more leading telecom companies;

•

our subsidiary should operate the major smartphone and tablet product development center and product delivery business unit for the group of companies;

•

our expectation that the operating companies will sign with financing backup from the manufacturing partners to grow the output of the smartphone products to a larger scale our expectation that the demand for our products will eventually increase; and

•

our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•

general economic and business conditions;

•

our ability to identify attractive products and negotiate their acquisition or licensing;

•

our ability to effectively develop and market products that we acquire or license;

•

our inability to complete the purchase of Kunekt’s assets;

•

volatility in prices for our products;

•

risks inherent in the mobile industry;

•

competition for, among other things, capital, products and skilled personnel; and

•

other factors discussed under the section entitled “Risk Factors”.

These risks may cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms “we”, “us” and “our” refer to Ya Zhu Silk, Inc. and our wholly owned subsidiary, AMS-INT Asia Limited (“AMS”), a Hong Kong corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were incorporated in the State of Nevada on July 22, 2008.  Following incorporation, we commenced the business of importing and distributing high quality silk fabric made in China. We have subsequently changed our business and we now market mobile devices, specifically mobile phones, smartphones, and tablets. We are evolving our business to become a designer and manufacturer of mobile devices.

Our principal executive offices are located at Suite 1002, 10/F Fang Da Building, NanShan Science & Hi-Tech Park, NanShan District, ShenZhen, China 518057 and our telephone number is (+86) 755-8668-1130.

We have one wholly owned subsidiary, AMS-INT Asia Limited, a Hong Kong corporation.

The Master Agreement

On June 29, 2011, we entered into a master agreement (the “Master Agreement”) with Kunekt Corporation (“Kunekt”), AMS-INT Asia Limited (“AMS”), Ferngrui Yue (“Yue”), Guangzhou XingWei Communications Technology Ltd. Inc. (“XingWei”), Matt Li (“Li”), Beijing Yiyueqiji Science and Technology Development Ltd. Inc. (“Yiyueqiji”), and Mark Bruk (“Bruk”). The Master Agreement requires us to issue and register up to 7,104,000 common shares, before a proposed 25 to 1 forward stock split (177,600,000 post-split shares), as consideration in exchange for all shares of AMS held by Li and Yue, and other valuable assets, including the rights to the trademarked brand name “Kunekt”. The Master Agreement contains several elements, including share exchange agreements, our assignment of registration rights for the shares to be issued, our purchase of assets held by Kunekt, and an agreement between us and a private party.

On January 18, 2012, we entered into an amending agreement (the “Amending Agreement”) with Kunekt, AMS, Yue, XingWei, Li, Yiyueqiji, and Bruk whereby all of the dates in the agreements entered into pursuant to the Master Agreement were extended by six months due to the failure to close those agreements. The terms below account for the changes pursuant to the Amending Agreement.

Share Exchange Agreements

Yue Share Exchange Agreement: 1,200,000 Shares of Common Stock to be Issued

On June 29, 2011, being the effective date of the Master Agreement (the “Effective Date”), we entered into a share exchange agreement (the “Yue Share Exchange Agreement”) with Yue and XingWei whereby we purchased all shares of AMS held by Yue in consideration for the issuance of up to 1,200,000 registered common shares, before a proposed 25 to 1 forward stock split (30,000,000 post-split shares), to Yue. The exact number of common shares issued is dependent upon our revenue from October 31, 2011 to September 30, 2012 and subject to the following timeline:

A)

On the closing date, being February 20, 2012, we issued 480,000 common shares, before a proposed 25 to 1 forward stock split (12,000,000 post-split shares), to Yue;

B)

On March 31, 2012, we shall issue 320,000 common shares, before a proposed 25 to 1 forward stock split (8,000,000 post-split shares), to Yue; These shares were not issued due to the delay of the closing date.

C)

If our revenue from October 31, 2011 to June 30, 2012 is greater than or equal to USD $9 million and less than or equal to USD$11.5 million, then within 5 business days we shall issue 133,334 common shares, before a proposed 25 to 1 forward stock split (3,333,350 post-split shares), to Yue;

D)

If our revenue from October 31, 2011 to June 30, 2012 is greater than USD$11.5 million, then within 5 business days we shall issue 400,000 common shares, before a proposed 25 to 1 forward stock split (10,000,000 post-split shares), to Yue;

E)

If our revenue from October 31, 2011 to September 30, 2012 is greater than or equal to USD$20 million and our revenue from October 31, 2011 to June 30, 2012 is greater than or equal to USD $9 million and less than or equal to USD$11.5 million, then within 5 business days we shall issue 266,666 common shares, before a proposed 25 to 1 forward stock split (6,666,650 post-split shares), to Yue; and

F)

If our revenue from October 31, 2011 to September 30, 2012 is greater than or equal to USD$20 million and our revenue from October 31, 2011 to June 30, 2012 is less than $9 million, then within 5 business days we shall issue 400,000 common shares, before a proposed 25 to 1 forward stock split (10,000,000 post-split shares), to Yue.

Li Share Exchange Agreement: 3,384,000 Shares of Common Stock to be Issued

On the Effective Date, we entered into a share exchange agreement (the “Li Share Exchange Agreement”) with Li and Yiyueqiji whereby we purchased all shares of AMS held by Li in consideration for the issuance of up to 3,384,000 registered common shares, before a proposed 25 to 1 forward stock split (84,600,000 post-split shares), to Li. The exact number of common shares issued is dependent upon our revenue from October 31, 2011 to September 30, 2012 and subject to the following timeline:

A)

On the closing date, being February 20, 2012, we issued 1,480,000 common shares, before a proposed 25 to 1 forward stock split (37,000,000 post-split shares), to Li;

B)

On March 31, 2012, we shall issue 680,000 common shares, before a proposed 25 to 1 forward stock split (17,000,000 post-split shares), to Li;  These shares were not issued due to the delay of the closing date.

C)

If our revenue from October 31, 2011 to June 30, 2012 is greater than or equal to USD $9 million and less than or equal to USD$11.5 million, then within 5 business days we shall issue 408,000 common shares, before a proposed 25 to 1 forward stock split (10,200,000 post-split shares), to Li;

D)

If our revenue from October 31, 2011 to June 30, 2012 is greater than USD$11.5 million, then within 5 business days we shall issue 1,224,000 common shares, before a proposed 25 to 1 forward stock split (30,600,000 post-split shares), to Li;

E)

If our revenue from October 31, 2011 to September 30, 2012 is greater than or equal to USD$20 million and our revenue from October 31, 2011 to June 30, 2012 is greater than or equal to USD $9 million and less than or equal to USD$11.5 million, then within 5 business days we shall issue 816,000 common shares, before a proposed 25 to 1 forward stock split (20,400,000 post-split shares), to Li;

F)

If our revenue from October 31, 2011 to September 30, 2012 is greater than or equal to USD$20 million and our revenue from October 31, 2011 to June 30, 2012 is less than $9 million, then within 5 business days we shall issue 1,224,000 common shares, before a proposed 25 to 1 forward stock split (30,600,000 post-split shares), to Li.

On February 20, 2012, we closed the Yue Share Exchange Agreement and Li Share Exchange Agreement and we own 100% of the issued and outstanding common shares of AMS (the “Share Exchange Agreements’ Closing Date”).

Purchase of Kunekt Assets

Kunekt Asset Purchase Agreement: 2,480,000 Shares of common stock to be Issued

On the Effective Date, we entered into an asset purchase agreement (the “Kunekt Asset Purchase Agreement”) to purchase the Kunekt Assets. In exchange for the Kunekt Assets, we will issue Kunekt 2,480,000 shares, before a proposed 25 to 1 forward stock split (62,000,000 post-split shares) from our current offering. This purchase will be subject to Kunekt receiving shareholder approval for the purchase, which Kunekt has agreed to use commercially reasonable efforts to do. As of April 11, 2012, Kunekt has not received shareholder approval.

If Kunekt completes a distribution of the shares to the shareholders of Kunekt, Bruk agreed that within 10 days of the completion of such distribution to cancel such number of shares such that Bruk will have no more than 148,917 common shares, before a proposed 25 to 1 forward stock split (3,722,925 post-split shares).

In addition to any other rights Kunekt might have under any other agreement, if the common shares issued pursuant to the Asset Purchase Agreement are not registered pursuant to an effective registration statement within 240 days of the closing date, we agreed to execute and deliver to Kunekt all such bills of sale, assignments, instruments of transfer, deeds, assurances, consents and other documents as shall be necessary to effectively transfer the Kunekt Asset to Kunekt, free and clear of all encumbrances, or any contract to create an encumbrance, unless such encumbrance is permitted by Kunekt.

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

The Subscriber agreed to purchase 40,000 common shares , before a proposed 25 to 1 forward stock split (1,000,000 post-split shares) for the price of $25.00 per common share or an aggregate price of $1,000,000. The Subscriber’s subscription was conditional on the Subscriber being transferred 226,667 common shares, before a proposed 25 to 1 forward stock split (5,666,675 post-split shares), from an existing shareholder of our company, which results in an effective purchase price of $3.75 per common share, before a proposed 25 to 1 forward stock split ($0.15 per post-split share).

Subscription proceeds shall be paid in the following manner: (i) $784,000 shall be paid to our company by wire transfer, certified check, bank draft, or by such other means as agreed upon between the parties and (ii) by assigning a promissory note to our company in the amount of $216,000, which note is payable to Kunekt by AMS and has been assigned by Kunekt to the private party subscriber. We have received these funds and advanced them for research, development and operations of the AMS operating companies.  The subscriber has received the shares on April 4th, 2012.

Registration Rights

Registration Agreement: Registration of the 7,104,000 Shares of Common Stock

In connection with the other agreements pursuant to the Master Agreement, we entered into a registration rights agreement whereby we agreed to register all common shares issued pursuant to the Master Agreement or agreements entered into pursuant to the Master Agreement within 120 days of December 31, 2011. We agreed to pay a penalty provision of 1.5% of the deemed value of the common shares, being $1.00 per common share, per month if the common shares are not registered within 120 days of December 31, 2011. We also agreed to the following:

A

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

We have also agreed to furnish relevant information to XingWei and Li as provided for in section 5 of the registration rights agreement. Further, we have agreed to cover expenses of registration subject to conditions established in section 6 of the registration rights agreement. Additionally, we have agreed to certain indemnifications to benefit the Holders under section 8 of the registration agreement. Finally, we have agreed to perform duties in order to allow the Holders to benefit from unrestricted sale of the issued shares, if available, under Rule 144 and any other rule or regulation of the SEC that may at any time permit them to sell their issued shares without registration under section 9 of the registration agreement.

Our Mobile Device Business

We market mobile devices, specifically mobile phones, smartphones, and tablets. We are evolving our business to become a designer and manufacturer of mobile devices. We intend to sell our products under the brand name “KUNEKT” and as OEM products in our target markets, which include China, India, Southeast Asia, the Middle East, Eastern Europe and South America.

AMS

AMS provides financing and international sales and support for the mobile device products and services that are delivered and manufactured by XingWei and Yiyueqiji.

It is expected that upon asset acquisition of the “Kunekt” trademarks, AMS will change its name to Kunekt Mobile Solutions Asia Ltd. AMS will fulfill the role of continuing to expand sales and marketing offices across emerging markets and selected advanced markets, including the United States.

Early in 2012, our goal is to sign contracts with mobile device manufacturing companies and to obtain production financing terms from these manufacturing companies so as to allow AMS to launch large scale output of its new and existing smartphone and tablet product lines to meet expected market demand for these products. We are still working on to officially sign the deal and get their financial support to meet  Yazhu’s business growth.

Variable Interest Entities Agreements

Yiyueqiji and XingWei have signed contractual management agreements with AMS. Under these agreements, management of all sales and operations will be under the management of AMS, a Hong Kong company. Future investment and assets purchased and sold will also be under the full control of AMS. Chinese law forbids a non-Hong Kong company from acquiring these management agreements with mainland Chinese companies. The full acquisition of Yiyueqiji and XingWei is anticipated to occur in the third calendar quarter of 2012.

Variable Interest Entities

To satisfy PRC laws and regulations, we conduct certain business in the People’s Republic of China (“PRC”) through variable interest entities (“VIEs”). On June 29, 2011, AMS entered into a series of contractual arrangements (the “VIE Agreements”) with each of Yiyuegiji and XingWei (the “VIEs” or the “Operating Companies”) and their respective shareholders. As a result of the VIE Agreements, AMS has the power to direct the VIEs’ activities that most significantly impact the VIEs’ economic performance and the obligation to absorb the VIEs’ losses that could be significant to the VIEs and the right to receive benefits from the VIEs that could be significant to the VIEs. Therefore AMS is deemed to have a controlling financial interest in the VIEs; therefore, AMS is considered the primary beneficiary of the VIEs and its financial statements are consolidated with the VIEs.

The VIE Agreements are summarized below:

Voting Rights Agreements

Pursuant to the Voting Rights Agreements between AMS and the shareholders of the Operating Companies, the Operating Companies’ shareholders irrevocably and exclusively appointed the board of directors of AMS as their proxy to vote on all matters that require the approval of the Operating Companies’ shareholders. The Voting Rights Agreements have a term of one year and expire on June 28, 2012. The Voting Rights Agreements are automatically extended until terminated by AMS.

We anticipate AMS entering into other related agreements with the Operating Companies and the Operating Companies’ shareholders, which agreements will include, but are not limited to: Intellectual Property License Agreements; Exclusive Management and Consulting Services Agreements; and Call Option Agreements. The following is a brief description of these proposed agreements.

Intellectual Property License Agreements

Pursuant to proposed Intellectual Property License Agreements between AMS, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies and their shareholders should agree to transfer all rights, title and interest in and to all intellectual properties under control or ownership of the Operating Companies to AMS.

Exclusive Management and Consulting Services Agreements

Pursuant to proposed Exclusive Management and Consulting Services Agreements between AMS, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies and their shareholders should agree to entrust the business operations of the Operating Companies and its management to AMS until AMS acquires all of the assets or equity of the Operating Companies. AMS will have the full and exclusive right to manage and control all cash flow and assets of the Operating Companies and to control and administer the financial affairs and daily operation of the Operating Companies. In turn, AMS will be entitled to the Operating Companies’ earnings before tax as a management fee, and will be obligated to pay all Operating Companies’ debts to the extent the Operating Companies are not able to pay such debt.

Call Option Agreements

Under proposed Call Option Agreements between AMS, the Operating Companies and the shareholders of the Operating Companies, the Operating Companies’ shareholders should grant to AMS an irrevocable exclusive purchase option to purchase all or part of the shares or assets of the Operating Companies to the extent that such purchase does not violate any PRC law or regulations then in effect. AMS and the Operating Companies’ shareholders shall enter into further agreements based on the circumstances of the exercise of the option, including price. The exercise price shall be refunded to AMS or the Operating Companies at no consideration in a manner decided by AMS, in its reasonable discretion.

The Intellectual Property License Agreements, Exclusive Management and Consulting Services Agreements and Call Option Agreements will not have a term therefore, according to PRC Contract Law, these agreements will have an unlimited term. These agreements will also provide that except for the execution of mutual written agreement providing termination, a party cannot terminate an agreement unilaterally. Therefore, these agreements shall be regarded as bindingly and effective with an unlimited term before parties sign new agreements to terminate. These agreements shall be governed by the PRC laws and regulations. PRC laws and regulations concerning the validity of VIE agreements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. Further, VIE agreements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. If Yiyueqiji or XingWei or their respective stockholders fail to perform their obligations under the VIE Agreements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. Therefore the VIE Agreements may not be as effective in providing control over Yiyueqiji and XingWei as direct ownership. Because we rely on Yiyueqiji and XingWei for revenue, any termination of or disruption to these VIE Agreements could detrimentally affect our business.

Industry

Over the past two decades, technological advancements in the mobile device industry have greatly expanded mobile device capabilities. Mobile devices include mobile phones, smartphones, tablets and other related products. The popularity of these devices is benefiting from reductions in size, weight and construction and improvements in functionality, storage capacity and reliability.

Market Size

Our management believes that the market for mobile communication devices is huge and growing rapidly. We believe that emerging economies including China, India, South America, and several of the East European countries, represent potentially large markets. Also, existing mobile device owners are now increasingly upgrading from basic phones to smartphones and smart mobile devices such as the iPad®, creating a huge market for selling our products to the world’s existing mobile subscribers.

Thus, even in developed countries where the mobile penetration rate already exceeds 100%, we anticipate that there should be massive growth as existing users switch from basic phones to smart communication devices, and from basic cellular service to mobile broadband.

In developing countries, we anticipate that basic phones will continue to dominate in the near term. However, as prices drop and become more affordable, we anticipate smartphones and tablet products will shift these markets from emerging to mature.

Market Trends

We believe that demographic and technological trends are converging to create tremendous opportunities in the global mobile market, especially in the segments targeted by us. These trends include:

•

Strong growth in mobile phone sales worldwide;

•

Strong growth in smartphone sales;

•

Strong growth in tablet sales in higher-end markets;

•

Increasing sales of inexpensive unbranded “white-box” handsets in emerging regions, such as China, India, Russia, Latin America, and Africa;

•

The dominant mobile device type shipped globally will be feature phones without an identifiable OS because emerging markets are dominating handset demand;

•

Accelerated evolution of smartphone operating system (“OS”) platforms. Android—the most open, flexible smartphone OS platform has taken advantage of this trend and achieved stunning growth;

•

Rise of the third era of mobility—the service and social era. The first era was mobile devices, characterized by iconic devices such as the Motorola RAZR® and dominated by device manufacturers. The second era was applications, which arrived with the iPhone®, popularizing application and media stores. The third era — service and social — will build on the application era; and

•

The mobile industry will generate revenue from a wide range of additional services such as context, advertising, application and service sales, etc. We believe that each of these additional service areas will be a significant business worth several tens of billions of dollars per year.

The Opportunity

We believe that the characteristics of the mobile communications market over the next five years represent an attractive opportunity, as several trends converge:

•

trillion dollar market size;

•

high growth rates;

•

feature phones in developing markets;

•

smartphones and tablets in developed markets;

•

shift from basic phones to smart communication devices, and from basic cellular service to mobile broadband; and

•

increasing sales of inexpensive unbranded “white-box” handsets in emerging regions.

The Rise of the Android Operating System

There is a unique opportunity in combining the affordability of inexpensive “white-box” mobile devices with the attractiveness of branded Android phones. We believe that we are pioneering a new market segment by cutting the expensive marketing and administrative overhead of the large global brands while simultaneously offering upwardly mobile customers in developing countries the prestige and quality of a recognized brand. We believe this best-of-both-worlds strategy offers strong competitive and profitability advantages.

Our Products

We have the following products that have either entered into volume production or are in the development process:

Product	Specification	Producing
Kruze
Kruze 4m 130	Android, 3.2’ screen, smartphone	In production
Kruze 4m 160	Android, 3.5’ screen, smartphone	In production
Kruze 4m-s	Android, 4.0’ screen, waterproof, smartphone	being developed
Krush
Krush M7G	Android, 7’ screen, tablet	In production
Krush M7B	Android, 7’ screen, tablet	In production
Krush M7E	Android, 7’ screen, tablet	In production
Krush M7F	Android, 7’ screen, tablet	In production in May 2012
Krush M8B	Android, 8’ screen, tablet	In production
Krome
Krome GE910	2’ screen, feature phone	In production
Krome GE920	2.4’ screen, feature phone	In production
Krome GE510	3.6’ screen, feature phone	In production
Krome Q8	Special purpose, feature phone	being developed

Our product manufacturing is currently outsourced to mobile device manufacturers in China. Our arrangements with these mobile device manufacturers are on an order-by-order basis. Upon placing an order to manufacture, we are required to pay either in full or sometimes on payment terms, with full payment required prior to our receiving delivery of our order.

The range of features found in mobile device products is vast and our products are feature-competitive with similarly and even higher priced products from other manufacturers. Our products should primarily compete with products offered by low-cost manufacturers of similar mobile device products, the majority of these low-cost manufacturers are “white-box” Chinese companies.

Manufacturing

We intend to outsource the majority of our manufacturing services to manufacturers in China, including board production, parts procurement, assembly, quality assurance testing, warranty repair and service. We intend to execute design and manufacturing agreements with numerous mobile device manufacturing companies. These companies will collaborate with us on product specifications and provide us with the flexibility to make changes to our products as market conditions change.

We anticipate that these mobile device manufacturing companies will be required to provide us with several warranties, including that they have all necessary rights required to manufacture and sell the components used to manufacture our products; that each unit will be free from material defects for a period of at least 24-months; that these products will be free from any liens, encumbrances or defects in title; and that these products will comply with all requested specifications.

We intend to build and maintain build-to-order capabilities and quality control functions in-house, which will be the responsibility of our production and engineering teams. This should include manufacture engineering, development of production and assembly test procedures, definition of quality assurance program and development of test fixtures, build-to-order production and “out-of-box” quality assurance testing.

Our Strategy

Our goal is to be a global leader in the design, development and manufacture of mobile devices through the following strategies:

•

Enhancing brand awareness.

We believe that building our brand will be critical to creating demand for, and achieving widespread acceptance of, our mobile devices. We believe a strong brand offers a competitive advantage and so we intend to devote significant resources to strategic marketing promotion in an effort to create and increase brand awareness and product recognition and heighten consumer loyalty. Our aim is to develop the “Kunekt” name into an internationally recognizable brand.

•

Building a sales network and requisite distribution channels.

We intend to penetrate the global market for mobile devices by creating a sales and customer service network of agents and dealers in international markets. We also intend to develop relationships with a broad set of wholesalers, distributors and resellers, all in order to create market availability of our products. We expect that these relationships should allow us to build a diverse global customer base.

•

Offering affordable products.

We believe that price is a primary factor in determining how quickly mobile devices are adopted by consumers. We intend to explore ways to minimize the cost of product manufacturing in order to provide our products at low prices to our customers while offering high quality products.

Sales

We plan on building a sales team of individuals that will have geographic responsibilities for direct and indirect sales opportunities. We anticipate that this sales team will work closely with our distribution partners in each of their defined geographic regions and our relationships with these distribution partners will be based upon standard agreements, which are as of this filing undefined.

As our business grows, our management anticipates implementing the following sales plan:

•

Deliver several products to vertical application markets. Already identified vertical application markets include public security, government, couriers and transportation;

•

Customize our products to meet telecom operators’ needs. Many large telecom operators operate proprietary value added service platforms in addition to those provided by Google® and Apple®. We intend to provide customized solutions that will allow smaller telecom operators in emerging markets to compete in this market;

•

Collaborate with leading Chinese institutional funds to create an industrial park where we can aggregate our technical and sales partnerships and synergize all aspects of mobile device design, development and manufacture, including applications for mobile devices;

•

Accelerate our international sales opportunities by licensing and/or partnering with market leading companies in strategic emerging economies such as: Indonesia, Brazil, Mexico, and India; and

•

Accelerate our international sales opportunities through the opening of sales offices in the United States, Canada, major European markets, Eastern Europe and other emerging markets.

We may not be able to implement our sales plan for a variety of reasons including our inability to obtain and sell our products, competition from other manufactures, and our inability to obtain and grow the Kunekt brand name.

Marketing

We plan to develop marketing programs aimed at creating and then increasing awareness of our brand and our products. Key elements of our marketing program should include:

•

Participation in targeted industry trade shows and conferences;

•

Editorial coverage and advertisements placed in vertical market publications and consumer publications aimed at mobile devices;

•

Product marketing refinement by obtaining customer feedback through surveys;

•

Use of our website for communications, as well as customer and channel support capabilities; and

•

Inclusion of customers, industry experts and others in the product development and testing cycles.

We believe that, as a small company, our key to success will depend on our ability to provide a superior product and to be more responsive to our customers’ needs than our larger competitors are. When embarking on the development of a new mobile device or the upgrade of an existing one, we intend to solicit extensive customer feedback. We believe this process, combined with operational flexibility and the ability to make quick decisions may enable us to deliver products and technology ahead of our competitors.

Competition

The market for mobile devices is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements as well as marketing efforts by industry participants. Competition is typically based on design, product innovation, quality, reliability, performance, ease of use and price. The technology behind our mobile device products must consistently be improved over time. We will have to continually enhance our products to meet threats from our competitors. Our products should primarily compete with products offered by low-cost manufacturers of similar mobile device products, the majority of these low-cost manufacturers are “white-box” Chinese companies.

Many, if not all, of our competitors have greater financial, technical, research and development resources, and marketing capabilities than we do, making our focus on quality and customer service vital to our success.

Research and Development

We intend to focus our product design efforts on both improving our existing products and developing new products. In an effort to enhance our products’ quality, to reduce costs, and stay current with emerging digital product trends, we will need to work with outsourced research institutions, universities, parts suppliers and manufacturers to identify emerging mobile device trends and implement new solutions targeted at meeting the current and future needs of the markets we compete in.

Management believes that we will build strategic relationships with one or more leading telecom companies to jointly develop quality products for worldwide opportunities.

Intellectual Properties

On November 22, 2010, Kunekt applied for a trademark on “Kunekt” with the U.S. Patent and Trademark Office for mobile phones and smartphones. On September 24, 2008, Kunekt applied for a service mark on “Kunekt” with the U.S. Patent and Trademark Office for certain financial services. Kunekt was granted the registered service mark on “Kunekt” (Registration #3,622,342) by the United States Patent and Trademark Office on May 19, 2009.

These intellectual properties and other assets previously owned by Kunekt will be purchased by us under the terms of the Asset Purchase Agreement. The Asset Purchase Agreement has not closed. AMS entered into a license agreement to license the Kunekt Assets pending the closing of the Asset Purchase Agreement. The terms of the license agreement is until June 29, 2012.

Employees

Ya Zhu Silk, Inc.

Our company is currently operated by Frank Fengrui Yue, as our president, secretary, treasurer and director.

AMS

AMS has nine full-time employees that work in the Shenzhen, China and Hong Kong area. These employees are engaged in research and development, technical support and business development activities. We anticipate that during 2012 the number of AMS employees should increase to 48, primarily in the Shenzhen, China operation and that AMS should operate the major smartphone and tablet product development center and product delivery business unit for the group of companies.

XingWei’s Business

Products

XingWei designs, develops, sells and services wireless mobile devices with integrated software and also licenses the integrated software separately.

XingWei’s primary business is licensing its integrated software to Chinese mobile phone original equipment manufacturers (“OEMs”). These Chinese OEMs include tier 2 vendors, such as Meiling and Jingli, and tier 1 vendors, such as Konka and TCL.

The integrated software licensed to these Chinese OEMs, is based on code division multiple access (“CDMA”) chip sets. The integrated software is a micro system that provides the control and processing of an entire mobile phone’s call logics and the voice channel processing.

Distribution

XingWei has a dedicated sales force that sells directly to the OEMs’ research and development (“R&D”) departments.

In the last two fiscal years, the majority of XingWei’s R&D efforts have been dedicated to platform upgrades and to new products development. The new products development efforts have involved hardware and software design, and customization work. In the last two years, XingWei has spent approximately $311,000 on its R&D efforts, including wages to its employees.

Customers

XingWei has a diversity of customers and therefore does not rely on only a small number of customers.

Intellectual Property

In 2009, XingWei was recognized as a high-tech software company, by the Guangzhou government, and thus it is qualified for government support to further develop intellectual property (“IP”) rights for certain selected projects.

Government Regulation

XingWei is in the consumer electronics business, and there are no Chinese government regulations that management is aware of that would affect XingWei.

Employees

XingWei has hired 42 employees who are engaged in R&D, technical support and sales activities. Among the 42 employees, there are 36 full-time and 6 part-time employees. The part-time employees are in technical support and logistics positions.

Yiyueqiji’s Business

Products

Yiyueqiji designs and develops Android-based smartphone and other mobile device related products.

Yiyueqiji has developed industry leading hybrid smartphone and other mobile device related products and it has applied for, and has been granted, 12 Chinese patents since operations began in January 2010.

Yiyueqiji is still developing its hybrid products, but Yiyueqiji has worked with major silicon vendors and has delivered tablet-based mobile device products to some OEMs.

Currently, the majority of Yiyueqiji’s revenue comes from the sale of samples of its hybrid smartphone technologies and from software development for OEMs. The balance of its revenue comes from providing software and system development consulting service for these and other OEMs.

Our goal is that Yiyueqiji will transition its major revenue to be derived from system software development and re-assign its staff and expertise to Shenzhen operations in 2012.

The current hybrid products support what are known as E-book like features along with Android-based tablet features. Yiyueqiji has been constantly evolving both its software technologies and the hardware platforms that are supported. The first generation of these hybrid products were based on Marvell chip sets. The next generation of products will be based on multiple platforms, including NEC and Texas Instrument chip sets.

Distribution

Yiyueqiji has worked with agents to distribute and sell its products and will continue to build on this network both in China and in certain established and emerging markets.

Research and Development

In the last two fiscal years, the majority of Yiyueqiji’s R&D efforts have been dedicated to hardware and software design and development for the above mentioned hybrid products which are all based on the Android operating system. In the last two years, Yiyueqiji has spent approximate $260,000 on its R&D efforts, including wages paid to employees.

Customers

These hybrid products, which are currently still in the development stage, currently have a very limited number of customers. These customers are primarily from Europe.

Intellectual Property

Since its founding in January 2010, Yiyueqiji has filed for 12 patents in China for hybrid smartphone technologies. Seven of these were approved and are listed below. There are 5 patents pending and awaiting comments. Yiyueqiji’s R&D team consists of engineers who formerly worked with major telecom companies in China, such as Motorola and Alcatel.

Patent Number

Patent Description

201010103808.40

an effective way of display on tablets after power off of the system

201020105847.30

an e-reader with dual display system

201020105840.10

an e-reader that supports shaking and reading

201020105836.50

an e-reader that supports the back touch control

201020105838.40

a tablet that supports shut off by rotating the linkage with dual display

201030102887.80

a new e-reader

201020127423.70

a new e-reader with electronic rotating linkage

Government Regulation

Yiyueqiji is in the consumer electronics business, and there are no Chinese government regulations that management is aware of that would affect Yiyueqiji.

Employees

Yiyueqiji has hired 39 employees who are engaged in R&D, technical support and sales activities. Among the 39 employees, there are 33 full-time and 6 part-time employees. The part-time employees are in technical support and sales positions. The majority of full-time employees have worked previously with major telecom companies in China, including Motorola, Huawei and France Telecom, and they have in-depth knowledge of smartphone technologies and extensive engineering expertise in research and development of Android and Linux mobile device products and related software applications.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our common stock.  Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Risks Associated With Our Financial Condition

We may not be able to continue as a going concern.

Our future of business expansion is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our mobile device products. We plan to seek additional funds through the sale of our products, future debt or equity financing. If we are unable to secure additional funds, our business may fail. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Risks Related To Our Operations

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our products, or if we incur excessive expense promoting and maintaining our brand or our products, our potential revenues could be limited, our costs could increase and our operating results and financial condition would be harmed.

We believe that acceptance of our mobile device products by an expanding customer base depends in large part on increasing awareness of the Kunekt brand and that brand recognition will be even more important as competition in our market increases. Successful promotion of our brand depends largely on the effectiveness of our marketing efforts and on our ability to develop reliable and quality products at competitive prices. In addition, globalizing and extending our brand and recognition of our products and services is costly and involves extensive management time to execute successfully. Further, the markets in which we intend to operate are highly competitive and many of our competitors have greater marketing resources than we do. Our future brand promotion activities may involve significant expense and may not generate desired levels of increased revenue, and even if such activities generate some increased revenue, such increased revenue may not offset the expenses we incurred in endeavoring to build our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in our attempts to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and as a result our operating results and financial condition would suffer.

We may be unable to complete the purchase of the Kunekt Assets.

We have entered into the Kunekt Asset Purchase Agreement whereby we will purchase the Kunekt Assets, including various trademarks (the “Trademarks”). The Kunekt Asset Purchase Agreement contains conditions that are beyond our control, such as Kunekt must receive the approval of its shareholders. Pursuant to a license agreement, we are currently selling minimal product using the Trademarks. If we are unable to complete the Kunekt Asset Purchase Agreement, our efforts to market the Trademarks will be wasted. Further, our business plan assumes we will be able to complete the Kunekt Asset Purchase Agreement. If we are unable to complete the purchase, we will need to adjust our business plan and develop a different brand.

We are subject to rapidly declining average selling prices, which may harm our results of operations.

Mobile devices such as those we offer are subject to rapid declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. Mobile device products are subject to rapid technological changes which often cause product obsolescence. Companies within the mobile device industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product’s life cycle is expected to be extremely short, thereby generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

In addition, mobile device distributors expect suppliers, such as our company, to cut their costs and lower the price of their products to lessen the negative impact on the mobile device distributor’s own profit margins. As a result, we may have to reduce the price of some of our mobile device products and could expect to continue to face market-driven downward pricing pressures in the future. Our results of operations will suffer if we are unable to offset any declines in the average selling prices of our products by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our production costs.

We are subject to intense competition in the industry in which we operate, which could cause material reductions in the selling price of our products or losses of our market share.

The mobile devices industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products will compete in the low-to-medium priced sector of the mobile devices market and will compete primarily on the basis of:

•

reliability;

•

brand recognition;

•

quality;

•

price;

•

design;

•

consumer acceptance of our brand; and

•

quality of service and support to retailers and our customers.

In recent years, many of our anticipated competitors have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from our suppliers or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our anticipated competitors have:

•

significantly longer operating histories;

•

significantly greater managerial, financial, marketing, technical and other competitive resources; and

•

stronger brand recognition.

As a result, our competitors may be able to:

•

adapt more quickly to new or emerging technologies and changes in customer requirements;

•

devote greater resources to the promotion and sale of their products and services; and

•

respond to pricing pressure more effectively.

These factors could affect our operations and financial condition in a materially adverse manner. In addition, competition could increase if:

•

new companies enter the market; or

•

competitors expand their product mix.

An increase in competition could result in material price reductions or loss of our market share.

Our revenues and earnings could be materially and adversely affected if we cannot anticipate market trends or enhance existing products or achieve market acceptance of new products.

Consumers for mobile devices have many products to choose from and we must compete with these products in order to sell our products and generate revenues. Our success will be dependent on our ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and developing new products. In addition, to gain footholds in new markets for our products, we must maintain our existing products as well as integrate them with new products. We may not be successful in developing, marketing and releasing new products that respond to technology developments or changing customer needs and preferences. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. In addition, these new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to our products are delayed, or if these products or enhancements fail to achieve market acceptance when released, our sales volume may decline and earnings would be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could also materially and adversely affect our revenues and earnings.

If we do not correctly forecast demand for our products, we could have costly excess production or inventories and we may not be able to secure sufficient or cost effective quantities of our products or production materials and our revenues, cost of revenues and financial condition could be adversely affected.

The demand for our products will depend on many factors, including pricing and inventory levels, and it is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively shorter product life cycles, changes in competition, seasonality and reliance on key third party retailers, distributors and telecommunication carriers. It is particularly difficult to forecast demand for an individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases, or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, cost of revenues and financial conditions.

Our products may contain errors or defects, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.

Our products are complex and must meet stringent user requirements. In addition, we must develop our products to keep pace with the rapidly changing mobile device market. Sophisticated electronic products like ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and jeopardize our relationship with retailers, distributors and telecommunication carriers. End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects. In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, and warranty claims and litigation which could harm our business, results of operations and financial conditions.

We will depend on a limited number of suppliers for components for our products. The inability to secure components for our products could reduce our revenues and adversely affect our relationship with our customers.

We will rely on a limited number of suppliers for our component parts and raw materials. Although there are many suppliers for each of our component parts and raw materials, we expect we will be dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant potential risks, including:

•

lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;

•

manufacturing delays caused by such lack of availability or interruptions in delivery;

•

fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and

•

risk related to foreign operations.

We do not currently have any long-term or exclusive purchase commitments with any suppliers. Our failure to establish relationships could negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of products from suppliers, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.

Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.

We intend to use a broad range of materials and supplies, including displays, control ICs, Wifi modules, GPS modules and other electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we intend to purchase materials, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability. If we were to experience a significant or prolonged shortage of critical components from any supplier and could not procure the components from other sources, we would be unable to meet our production schedules for some of our products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.

Substantial defaults by our customers on accounts receivable or the loss of significant customers could have a material adverse effect on our business.

We expect that a significant portion of our working capital will consist of accounts receivable from customers. If customers were to become insolvent or otherwise unable to pay for products and services, or become unable to make payments in a timely manner, our business, results of operations, or financial condition could be affected in a materially adverse manner. An economic or industry downturn could also affect the servicing of these accounts receivable in a materially adverse manner, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

Our operations would be materially adversely affected if third-party carriers were unable to transport our products on a timely basis.

All of our products will be shipped through third-party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to customers. If adequate third-party sources to ship our products were unavailable at any time, our business would be affected in a materially adverse manner.

The seasonality of our industry, as well as changes in consumer spending and economic conditions, may cause our quarterly operating results to fluctuate and cause our stock price to decline.

Our net revenues and operating results may vary significantly from quarter to quarter. The main factors that may cause these fluctuations are:

•

seasonal variations in operating results;

•

variations in the sales of our products to customers;

•

variations in manufacturing and supplier relationships;

•

if we are unable to correctly anticipate and provide for inventory requirements from quarter to quarter, we may not have sufficient inventory to deliver our products to our customers in a timely fashion or we may have excess inventory that we are unable to sell;

•

the discretionary nature of customers’ demands and spending patterns;

•

changes in market and economic conditions; and

•

competition.

In addition, our quarterly operating results could be materially adversely affected by political instability, war, acts of terrorism or other disasters.

Sales of our products will be somewhat seasonal due to consumer spending patterns, which should tend to result in significantly stronger sales in our fourth and first fiscal quarters, especially as a result of the holiday season. Although we believe that the seasonality of our industry is based primarily on the timing of consumer demand for products, fluctuations in operating results can also result from other factors affecting us and our competitors, including new product developments or introductions, availability of products for resale, competitive pricing pressures, changes in product mix, pricing and product reviews and other media coverage. Due to the seasonality of our industry, our results for interim periods may not necessarily be indicative of our results for the year.

As a result of these and other factors, revenues for any quarter are subject to significant variation, which may adversely affect our results of operations and the market price for our common stock.

We may rely on trade secret protections through confidentiality agreements with our employees, customers and other parties; the breach of such agreements could adversely affect our business and results of operations.

We may rely on trade secrets, which we will seek to protect, in part, through confidentiality and non-disclosure agreements with employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

Since we lack an operating history, we face a high risk of business failure, which may result in the loss of your investment.

We are a development-stage company and recently began marketing our mobile device products. Thus we have no way to evaluate the likelihood that we will be able to operate our business successfully.

We cannot guarantee that in the future we will be successful in generating revenue or raising funds through the sale of shares or through debt financing to pay for manufacturing, sales and marketing expenses. As of the date of this annual report on Form 10-K, we have earned minimal revenue. Failure to generate revenue may cause us to go out of business, which will result in the complete loss of your investment.

We will be dependent on a technically trained workforce and an inability to retain or effectively recruit such employees could have a material adverse effect on our business, financial condition and results of operations.

We must attract, recruit and retain a workforce of technically competent employees to design, develop and manufacture our products and provide service support. Our ability to implement effectively our business strategy will depend upon, among other factors, the successful recruitment and retention of highly skilled and experienced engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our industry and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our operational needs.

We do not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy. As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection. We do not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain insurance coverage in the future, and even if we are able to obtain coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we do not carry products liability insurance, a failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. We cannot assure that we will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially. There can be no assurance that we will have sufficient funds to pay for such expenses, which could end our operations and you would lose your entire investment.

In addition, we intend to utilize third-party distributors to act as our representative for the geographic region that they will be assigned. Significant terms and conditions of distributor agreements will include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by us, the products will not be considered inventory on consignment. Our success will be dependent on these distributors finding customers and receiving orders.

Our information systems could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

Our information systems are stored on servers in the United States. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur, our information systems may be seriously damaged, and we may have to stop or delay sales and marketing of our products. We may incur expenses or loss of revenues relating to such damages.

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•

vulnerability of our industry to a general economic downturn globally;

•

fluctuation and unpredictability of costs related to the raw material used to manufacture our products;

•

seasonality of our industry;

•

competition from our competitors; and

•

our ability to obtain necessary government certifications and/or licenses to conduct our business.

Risks Related to our Management

Our president is a non-resident of the United States.

Frank Fengrui Yue, our president, secretary, treasurer and director, is a non-resident of the United States. Accordingly, investors may not feel comfortable investing in a company whose management is outside of the country and may have concerns regarding the future stability of the company. There can be no assurance management will ever be run by residents of the United States.

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

Our sole director and officer is located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole director and officer.

Our sole director and officer is a national and/or resident of a country other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole director and officer, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, investors may be effectively prevented from pursuing remedies under United States federal securities laws against our sole director and officer.

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

We are authorized to issue up to 75,000,000 shares of common stock.  As of April 12, 2012, there were 7,180,000 shares of common stock issued and outstanding. We do not anticipate issuing any preferred shares in the foreseeable future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive and head office is located at Suite 1002, 10/F  Fang Da Building, NanShan Science & Hi-Tech Park, NanShan District, ShenZhen, China 518057 and our telephone number is (+86) 755-8668.1130. This operating facility functions as our main operating facility.  We believe these premises will be adequate for operations in 2012 and we do not anticipate that we will require any additional premises in the foreseeable future. We anticipate that we will continue to rent the premises so long as the space requirements of our company do not require a larger facility.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

In the United States, our common shares are quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “YZSK”.  As of April 12, 2012, there were no trades of our common stock.

On April 12, 2012 the shareholders’ list for our common stock showed 45 registered stockholders and 7,180,000 shares issued and outstanding.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis presents the factors that had a material effect on our company’s financial position as of December 31, 2011 and its results of operations for the two years then ended. You should read this discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.  Prior to December 31, 2011, our company was a shell company. On February 20, 2012, we completed a transaction in which we purchased all of the issued and outstanding shares of AMS-INT Asia Limited in consideration for the issuance to 7,104,000 shares of our common stock, resulting in a change of control of our company. Yiyueqiji and XingWei have signed contractual management agreements with AMS, as discussed above under the heading “Variable Interest Entities Agreements”. Under these agreements, management of all sales and operations will be under the management of AMS, a Hong Kong company. Future investment and assets purchased and sold will also be under the full control of AMS. Chinese law forbids a non-Hong Kong company from acquiring these management agreements with mainland Chinese companies. We anticipate that AMS will continue to expand its presence and operations in Hong Kong and in China. The full acquisition of Yiyueqiji and XingWei is anticipated to occur in the third calendar quarter of 2012. We also anticipate setting up other joint venture companies in China and in the U.S.

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

Overall Results

In fiscal 2011, our sales were higher than in fiscal 2010.  This was primarily due to high demand within the telecom terminal devices market resulting from improved economic conditions. Higher investment in telecom industries has improved operating margin and generated improved network expansion, especially the 3G network and related services. During fiscal 2011, we had to overcome the impact of the tsunami that hit Japan and which generated supply shortages and increased lead times for hardware components used to manufacture our products.

Despite the slowdown of the global economy, the emerging markets, especially China, has generated higher demand for our products and solutions by customers in the consumer and enterprise sectors.

As a result of our continued commitment to research and development (“R&D”), fiscal 2011 brought many new enhancements to our product portfolio. We expanded our Android family of products with additional mobile phones and tablets, including products designed for extreme situations – like waterproof products.

Plan of Operations

We anticipate growth in North America as well as in our international business. We anticipate continuing to create new products including long term evolution (“LTE”) in 2012 and 2013.

Due to increased demand for products, many consumer electronics manufacturers are experiencing shortages for certain hardware components. We continue to work closely with our suppliers to secure adequate supply. We are committed to employing disciplined financial policies, achieving our financial plan, and optimizing our capital structure. We anticipate continuing to evaluate opportunities to return capital to shareholders as we further strengthen our balance sheet.

Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers globally. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver the products in more efficient methods

Results of Operations

Revenue

We generated $3,236,382 in revenue for the year ended December 31, 2011 with cost of revenue of $1,965,435, resulting in gross profit of $1,270,947 compared to generating revenues for the year ended December 31, 2010 of $1,191,156 with cost of revenue of $666,953, resulting in gross profit of $524,203. We generated revenues from sales of licensed mobile phone software and software development services for mobile phone and smartphone devices.

Expenses

Our expenses for the for the year ended December 31, 2011 were $796,262 consisting of general and administrative expenses of $567,635 and selling expenses of $228,627 compared to expenses of $747,041 for the year ended December 31, 2010 consisting of general and administrative expenses of $645,222 and selling expenses of $101,819. The increase in expenses was primarily due to an increase in marketing activities related to expanding customers’ opportunities and product lines.

Liquidity and Capital Resources

Working Capital

Management projects that we will require additional funding to expand our current operations.

Working Capital
	As at December 31, 2011	As at December 31, 2010
Current Assets	$1,622,750	$309,970
Current Liabilities	$451,906	$222,834
Working Capital (Deficit)	$1,170,844	$87,136

Our working capital increased from the year ended December 31, 2011 as compared to year ended December 31, 2010 primarily due a significant increase in funds advanced from related parties of AMS, which was offset by a reduction in advances from customers.

Cash Flow

Cash Flows
	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010
Cash Flow Provided By (Used By) Operating Activities	$456,730	$(332,457)
Cash Flow Provided By (Used By) Investing Activities	$(487,904)	$(17,153)
Cash Flow Provided By (Used By) Financing Activities	$1,029,978	$332,542
Net increase (decrease) in Cash During Period	$1,011,706	$(11,723)

Operating Activities

Cash flows used by our operating activities increased from $(332,457) for the year ended December 31, 2010 to $456,730 for the year ended December 31, 2011.  The increase is primarily due to a significant increase in design and development activities related to our smart phone  and 3G mobile devices.

Investing Activities

Investing activities for the decreased from $(17,153) for the year ended December 31, 2010 to $(487,904) for the year ended December 31, 2011 primarily due to the prepayment for the acquisition of a building.

Financing Activities

Cash flows provided by our financing activities increased by $697,436 primarily as the result of monies advanced to our company by the former president, Ya Zhu and the addition of capital injection.  Our financing activities during the year ended December 31, 2011, consisted primarily of monies advanced to our company by our former president, Ya Zhu.

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

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment over the next 12 months.

Off-balance sheet arrangements

Our company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our president, secretary, treasurer and director, Frank Fengrui Yue, has undertaken to provide our company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan.  However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Yue’s expression is neither a contract nor agreement between him and our company.

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

Accounting Method

Our financial statements are prepared using the accrual method of accounting. We have elected a fiscal year ending on December 31.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are stated in US$ and are prepared in conformity with generally accepted accounting principles of the United States of America.

YA ZHU SILK, INC.

FINANCIAL STATEMENTS

December 31, 2011 and 2010

 (Audited)

Stan J.H. Lee, CPA

2160 North Central Rd, Suite 209 * Fort Lee * NJ 07024

P.O. Box 436402 *  San Diego * CA * 92143-9402

619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ya Zhu Silk, Inc.

We have audited the accompanying balance sheets of  YA ZHU SILK, INC. (the Company) as of  December  31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the representation of the management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YA ZHU SILK, INC. as of December 31, 2011 and 2010, and the results of its operation and its cash flows for the calendar years aforementioned in conformity with U.S. generally accepted accounting principles.

/s/ Stan J. H. Lee, CPA

__________________

       Stan J.H. Lee, CPA

Fort Lee, NJ, 07024 US

       April 9, 2012

YA ZHU SILK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)
	As of December 31,
	2011	2010

ASSETS

Cash and cash equivalents	1,117,593	105,887
Accounts receivable, net	178,363	96,637
Inventories	28,897	25,439
Advances to suppliers	242,750	53,362
Other receivables, net	55,147	28,645
Total Current Assets	1,622,750	309,970

Equipment, net	57,442	46,744
Prepayment for acquisition of building	476,122	-
Trademark	2,480	2,480
Total Non-Current Assets	536,044	49,224

Total Assets	$ 2,158,794	$ 359,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	79	-
Advance from customers	132,118	69,940
Due to related parties	223,549	109,933
Other payables	22,621	15,179
Taxes payable	73,539	27,782

Total Current Liabilities	451,906	222,834

Total Liabilities	451,906	222,834

Commitments	-	-
Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized;
10,620,000 and 10,440,000 shares issued and outstanding
at December 31, 2011 and 2010, respectively)	10,620	10,440
Additional paid-in capital	1,283,412	360,762
Statutory reserve	106,670	9,753
Retained earnings/(Accumulated loss)	258,567	(263,635)
Accumulated other comprehensive income	47,619	19,040

Total Stockholders' Equity	1,706,888	136,360

Total Liabilities and Stockholders' Equity	$ 2,158,794	$ 359,194

See accompanying notes to consolidated financial statements

F-3

YA ZHU SILK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Years Ended December 31,
	2011	2010

NET REVENUES	$ 3,236,382	$ 1,191,156

COST OF REVENUES	1,965,435	666,953

GROSS PROFIT	1,270,947	524,203

OPERATING EXPENSES:
Selling	228,627	101,819
General and administrative	567,635	645,222

Total Operating Expenses	796,262	747,041

INCOME (LOSS) FROM OPERATIONS	474,685	(222,838)

OTHER INCOME:	144,434	43,102

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	619,119	(179,736)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$ 619,119	$ (179,736)

COMPREHENSIVE INCOME (LOSS) :
Net income (loss)	$ 619,119	$ (179,736)

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	28,579	6,503

COMPREHENSIVE INCOME (LOSS)	$ 647,698	$ (173,233)

NET INCOME PER COMMON SHARE:
Basic	$ 0.06	$ (0.02)
Diluted	$ 0.06	$ (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,591,397	10,440,000
Diluted	10,591,397	10,440,000

See accompanying notes to consolidated financial statements.

F-4

YA ZHU SILK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2011 and 2010
(AMOUNTS EXPRESSED IN US DOLLAR)

	Common Stock		Additional	Retained Earnings		Accumulated Other	Total
	Number of		Paid-in	(Accumulated	Statutory	Comprehensive	Stockholders'
	Stocks	Amount	Capital	Loss)	Reserve	Income	Equity

Balance, January 1, 2010	10,440,000	$ 10,440	$ 124,883	$ (74,146)	$ -	$ 12,537	$ 73,714

Stockholders' loan forgiven	-	-	1,500	-	-	-	1,500

Additional capital injection	-	-	234,379	-	-	-	234,379

Net loss for the year	-	-	-	(179,736)	-	-	(179,736)

Profit appropriation to statutory reserve	-	-	-	(9,753)	9,753	-	-

Foreign currency translation adjustment	-	-	-	-	-	6,503	6,503

Balance, December 31, 2010	10,440,000	10,440	360,762	(263,635)	9,753	19,040	136,360

Stocks issued for cash at $0.05 per share	180,000	180	8,820	-	-	-	9,000

Additional capital injection	-	-	913,830	-	-	-	913,830

Net income for the year	-	-	-	619,119	-	-	619,119

Profit appropriation to statutory reserve	-	-	-	(96,917)	96,917	-	-

Foreign currency translation adjustment	-	-	-	-	-	28,579	28,579

Balance, December 31, 2011	10,620,000	$ 10,620	$ 1,283,412	$ 258,567	$ 106,670	$ 47,619	$ 1,706,888

See accompanying notes to consolidated financial statements

F-5

YA ZHU SILK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 619,119	$ (179,736)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	14,155	11,068
Changes in assets and liabilities:
Accounts receivable	(75,097)	(94,578)
Inventories	(2,260)	76,368
Other receivables	(24,487)	(20,922)
Advances to suppliers	(182,546)	41,228
Accounts payable and other payables	7,172	(40,374)
Taxes payable	43,360	1,237
Advances from customers	57,314	(126,748)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	456,730	(332,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for acquisition of building	(465,622)	-
Purchase of equipment	(22,282)	(17,153)
NET CASH USED IN INVESTING ACTIVITIES	(487,904)	(17,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional capital injection	922,830	234,379
Proceeds from related parties	107,148	98,163
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,029,978	332,542

EFFECT OF EXCHANGE RATE ON CASH	12,902	5,345

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,011,706	(11,723)

CASH AND CASH EQUIVALENTS - beginning of year	105,887	117,611

CASH AND CASH EQUIVALENTS - end of year	$ 1,117,593	$ 105,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -
Income taxes	-	-

See accompanying notes to consolidated financial statements.

F-6

YA ZHU SILK, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

ACCOUNTING METHOD

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

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

ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing receivables. The Company periodically reviews its receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Other receivables are primarily related to advances made to various vendors and other parties in the normal course of business and an allowance was established when those parties are deemed to be unlikely to repay the amounts.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using moving weighted average method. Cost of finished goods comprises direct material, direct production cost and an allocated portion of production overheads based on normal operating capacity.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Sales revenue is recognized at the date of shipment from the Company’s facilities to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, ownership has passed, no other significant obligations of the Company exist and collectibility is reasonably assured.

The Company’s revenue consists of the invoiced value of goods, net of value-added tax (“VAT”).

TAXATION

The Company is governed by the income tax law of PRC and the United States. The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse.

Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC where the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

The Company does not accrue United States income tax since it has no operating income in the United States. The Company is organized and located in the PRC and do not conduct any business in the United States.

Enterprise income tax

In accordance with the relevant tax laws in the PRC, as a high-tech enterprise, Simware is exempted from enterprise income tax for its first two profit-making years after deducting losses incurred in previous years and is entitled to a 50% tax reduction for the succeeding three years. Accordingly, Simware is exempted from enterprise income tax for the years ended August 31, 2011 and 2010. The statutory rate of Yiyueqiji was 25%.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in The People’s Republic of China is charged on an aggregated basis at a rate of 17% on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

FOREIGN CURRENCY TRANSLATIOIN AND COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and variable interest entities is the RMB. For the subsidiaries and variable interest entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

In accordance with ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. ACCOUNTS RECEIVABLE

At December 31, 2011 and 2010, accounts receivable consisted of the following:

	December 31, 2011	December 31, 2010
	US$	US$
Accounts receivable	178,363	96,637
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	178,363	96,637

NOTE 4. INVENTORIES

Inventories at December 31, 2011 and 20010 consist of the following:

	December 31, 2011	December 31, 2010
	US$	US$
Raw material	-	14,068
Work in process	15,076	1,183
Finished goods	13,821	10,188
	28,897	25,439
Provision for Inventory	-	-
	28,897	25,439

 NOTE 5. EQUIPMENT

Equipment are stated at cost less accumulated depreciation and impairment. Depreciation on equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Furniture and office equipment	3—5 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Equipment at December 31, 2011 and 2010 consists of the following:

	December 31, 2011	December 31, 2010
	US$	US$
Equipment	92,042	65,892
Less: Accumulated depreciation	(34,600)	(19,148)
	57,442	46,744

NOTE 6. PREPAYMENT FOR ACQUISITION OF BUILDING

During the year ended December 31, 2011, the Company acquired from a third party a building for a cash consideration of US$476,122, equivalent to RMB 3,000,000, which was fully paid before December 31, 2011. As of December 31, 2011, the relevant formalities had not been completed and no land use right title and house certificate had been issued. Management estimated that the relevant formalities will be completed and the land use right certificate will be issued by June 30, 2013.

NOTE 7. ADVANCES FROM CUSTOMERS

At December 31, 2011 and 2010, advances from customers consisted of the following:

	December 31, 2011	December 31, 2010
	US$	US$
Advances from third parties customers	132,118	69,940

NOTE 8. CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of February 28, 2011, the Company issued 180,000 common shares at $ 0.05 per share and raised $ 9,000 in cash.

The Company has not granted any stock options and has not recorded any stock-based compensation since inception.

NOTE 9. COMMITMENT AND CONTINGENCIES

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of December 31, 2011 and 2010.

NOTE 10. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Resignation of Independent Accountant

On October 29, 2011, the Board of Directors of our company dismissed by mutual agreement, Seale and Beers, CPAs, PCAOB & CPAB Registered Auditors, as its principal independent accountant. On November 28, 2011, we engaged Stan Jeong-Ha Lee, Certified Public Accountant (“CPA”) as our principal independent accountant. Our audit committee approved the dismissal of Seale and Beers, CPAs and the engagement of Stan Jeong-Ha Lee as its independent auditor.

Seale and Beers, CPAs’ report on our company’s financial statements for the fiscal years ended August 31, 2010 and August 31, 2009 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about its ability to continue as a going concern.

During our company’s fiscal years ended August 31, 2010 and August 31, 2009 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Seale and Beers, CPAs on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of Seale and Beers, CPAs, would have caused Stan Jeong-Ha Lee, CPA to make reference to the subject matter of the disagreement(s) in connection with its report.

During our company’s fiscal years ended August 31, 2010 and August 31, 2009 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided Seale and Beers, CPAs with a copy of our Current Report on Form 8-K filed on December 29, 2011 prior to its filing with the Securities and Exchange Commission, and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made in our Current Report on Form 8-K, and if not, stating the respects with which it does not agree. A copy of the letter provided from Seale and Beers, CPAs was filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2011.

Engagement of Independent Accountant

During our company’s fiscal years ended August 31, 2010 and August 31, 2009 and in the subsequent interim period through the date of appointment of Stan Jeong-Ha Lee, CPA on November 28, 2011, we have not consulted with Stan Jeong-Ha Lee, CPA regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Stan Jeong-Ha Lee, CPA provided to our company a written report or oral advice that Stan Jeong-Ha Lee, CPA concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, our company has not consulted with Stan Jeong-Ha Lee, CPA regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as our company had only one officer (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

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

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during our latest fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at April 11, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

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

Frank Fengrue Yue

Frank Fengrui Yue has extensive experience in the telecom industry based in Beijing. He has worked in the electronics manufacturing, telecom system integration, communications investment areas since mid 1990s.  He worked with companies including Shenzhen Electronics Import and Export Corp as a project manager, Beijing ZhongJiaXin Investment Ltd as investment director, Beijing JiaYi Consulting Ltd as President and CEO, and several other telecom companies either as a key management or business development role.  Prior to joining our company as the president, secretary, treasurer and director, from year 2007 to 2011, he worked as the EVP and division president for Beijing Yuanjin FangYuan Science and Technology company and from 2005-2007, Mr. Yue worked as the investment director with Beijing ZhongJiaXin Investment Ltd.

We believe Mr. Yue is qualified to serve on our board of directors because he brings us broad channel and business opportunities in the government and telecom industry for the Great China area, in addition to his business experiences as described above.

Committees of the Board

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have had limited operations to date, and with the limited expenditures we expect over the next two years, we believe the services of a financial expert are not yet warranted. As such, our Board of Directors act as our audit committee and handle matters related to compensation and nomination of directors.

Promoters

The promoter of our company is our sole director and officer, Frank Fengrue Yue.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our sole director and officer has not been involved in any of the following events during the past ten years:

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B or independent.

Since the commencement of our most recently completed financial year, we have not required any non-audit services to be provided by our auditor.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we have one director and we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development, lack of operations and the fact that we have not generated any positive cash flows from operations to date.

Nomination Procedures For Appointment of Directors

As of April 12, 2012, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report on Form 10-K.

Board Leadership Structure

The positions of our principal executive officer and the chairman of our board of directors are served by one individual, Frank Fengrue Yue.  We have determined that the leadership structure of our board of directors is appropriate, especially given the early stage of our development and the size of our company.  Our board of directors provides direct oversight of our risk exposure regarding matters relating to financial, operational, legal and strategic risks and mitigation strategies for such risks.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Frank Fengrue Yue	1	nil	1

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our executive officers during the years ended December 31, 2011 and 2010.  No other officers or directors received annual compensation in excess of $100,000 during the last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Frank Fengrue Yue(1) President	2011 2010	32000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	32000
Ya Zhu Former President, Secretary Treasurer, Chief Financial Officer and Chairman of the Board(2)	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

At this time we have not yet entered into an employment agreement with Frank Fengrue Yue. It is anticipated we will enter into an employment agreement with Mr. Yue within the next twelve months. Mr. Yue is entitled to be reimbursed for any company related expenses paid by him on our company’s behalf.

Outstanding Equity Awards at Fiscal Year-End

As at April 11, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Directors Compensation

During the fiscal year ended December 31, 2011, we paid no compensation to our directors for their services in fiscal year 2011. During the fiscal year ended December 31, 2011, we did not issue any deferred share units in lieu of cash to our directors. Currently, we do not offer any compensation to our directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at April 12, 2012, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Frank Fengrue Yue 1607-LanBao Bldg, Xi Da Wang Lu, Chaoyang District, Beijing, China	nil	nil
Directors and Officers as a group (1 individual)	nil	nil
Ya Zhu 112 North Curry Street Carson City, Nevada	5,000,000	69.9%
5% shareholder	5,000,000	69.6%

(1)

Based on 7,180,000 shares of common stock issued and outstanding as of April 12, 2012.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Corporate Governance

Director Independence

We currently act with one director, Frank Fengrue Yue.  Mr. Yue is not independent as defined by Rule 4200(a)(14) of the FINRA Rules as he is the president, secretary and treasurer of our company.

Transactions with Independent Directors

During the year ended December 31, 2011, we did not have any independent directors in accordance with Rule 4200(a)(14) of the FINRA Rules.

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

Directorships

Our sole director and director is not currently a director of any other reporting issuers (or the equivalent in a foreign jurisdiction).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 by Stan Jeong-Ha Lee, Certified Public Accountant, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$40,000	$0
Audit Related Fees	$6,000	$0
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	$46000	$0

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2011 by Seale and Beers, CPAs, PCABO & CPAB Registered Auditors, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2011	Year Ended August 31, 2010
Audit Fees	$7,000	$11,750
Audit Related Fees	$4,500	$6,000
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	$11,500	$17,750

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

10.7

Master Amending Agreement #2 with Kunekt Corporation, AMS-INT Asia Limited, Ferngrui Yue, Guangzhou Xing Wei Communications Technology Ltd. Inc., Matt Li, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., and Mark Bruk (incorporated by reference from our Form 8-K filed on February 27, 2012)

10.8

Voting Rights Agreement with AMS-INT Asia Limited, Guangzhou XingWei Communications Technology Ltd., Chengwu Zhu, Qijian He, and Songtao He (incorporated by reference from our Form 8-K filed on February 27, 2012)

10.9

Voting Rights Agreement with AMS-INT Asia Limited, Beijing Yiyueqiji Science and Technology Development Ltd. Inc., Jin Su, and Zhibin Xing (incorporated by reference from our Form 8-K filed on February 27, 2012)

23.1*	Consent of Stan J.H. Lee, CPA

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Frank Fengrue Yu

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Frank Fengrue Yu

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
Dated:  April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:Frank Fengrue Yue

Frank Fengrue Yue, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:  April 16, 2012