Form 10-Q
period 2012-03-31
YA ZHU SILK, INC.
filed 2012-05-23
CIK 1448962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE

 ACT OF 1934

For the quarterly period ended March 31, 2012

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
(Address of principal executive offices) (zip code)

(+86) 755-8668-1130
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

Yes [ ] No [X]

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

5,180,000 common shares issued and outstanding as of May 22, 2012.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

Item 1. Financial Statements.

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

15

Item 4. Controls and Procedures.

15

PART II - OTHER INFORMATION

16

Item 1. Legal Proceedings.

16

Item 1A. Risk Factors.

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities.

26

Item 4. [Removed and Reserved]

26

Item 5. Other Information

26

Item 6. Exhibits.

26

SIGNATURES

28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended March 31, 2012 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period.  These interim financial statements follow the same accounting policies and methods of their application as our December 31, 2011 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2011 annual audited financial statements.

YA ZHU SILK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of
	March 31,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS

Cash and cash equivalents	625,015	1,117,593
Accounts receivable, net	264,441	178,363
Inventories	109,705	28,897
Advances to suppliers	591,834	242,750
Other receivables, net	52,531	55,147

Total Current Assets	1,643,526	1,622,750

Equipment, net	65,430	57,442
Prepayment for acquisition of building	474,796	476,122
Trademark	2,480	2,480

Total Non-Current Assets	542,706	536,044

Total Assets	$ 2,186,232	$ 2,158,794

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	79	79
Advance from customers	324,682	132,118
Due to related parties	214,171	223,549
Other payables	18,923	22,621
Taxes payable	16,801	73,539

Total Current Liabilities	574,656	451,906

Total Liabilities	574,656	451,906

Commitments	-	-

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized;
10,620,000 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively)	10,620	10,620
Additional paid-in capital	1,296,787	1,283,412
Statutory reserve	108,360	106,670
Retained earnings/(Accumulated loss)	151,313	258,567
Accumulated other comprehensive income	44,496	47,619

Total Stockholders' Equity	1,611,576	1,706,888

Total Liabilities and Stockholders' Equity	$ 2,186,232	$ 2,158,794

See accompanying notes to unaudited condensed consolidated financial statements

F-3

YA ZHU SILK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011

NET REVENUES	$ 499,180	$ 526,474

COST OF REVENUES	401,040	292,013

GROSS PROFIT	98,140	234,461

OPERATING EXPENSES:
Selling	61,960	26,192
General and administrative	141,744	66,228

Total Operating Expenses	203,704	92,420

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	(105,564)	142,041

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	$ (105,564)	$ 142,041

COMPREHENSIVE (LOSS) INCOME :
Net income (loss)	$ (105,564)	$ 142,041

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized foreign currency translation (loss) gain	(3,123)	2,109

COMPREHENSIVE (LOSS) INCOME	$ (108,687)	$ 144,150

NET INCOME PER COMMON SHARE:
Basic	$ (0.01)	$ 0.01
Diluted	$ (0.01)	$ 0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,620,000	10,620,000
Diluted	10,620,000	10,455,781

See accompanying notes to unaudited condensed consolidated financial statements.

F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (105,564)	$ 142,041
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation	4,439	2,633
Changes in assets and liabilities:
Accounts receivable	(86,707)	(179,763)
Inventories	(80,994)	(71,152)
Other receivables	2,467	4,671
Advances to suppliers	(350,298)	(208,623)
Other payables	(3,662)	3,830
Taxes payable	(56,620)	(17,187)
Advances from customers	193,229	359,207
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(483,710)	35,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(12,600)	(1,085)
NET CASH USED IN INVESTING ACTIVITIES	(12,600)	(1,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional capital injection	13,375	-
Payment to (proceeds from) related parties	(8,884)	12,880
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,491	12,880

EFFECT OF EXCHANGE RATE ON CASH	(759)	17,991

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(492,578)	65,443

CASH AND CASH EQUIVALENTS - beginning of periods	1,117,593	105,887

CASH AND CASH EQUIVALENTS - end of periods	$ 625,015	$ 171,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -
Income taxes	-	-

See accompanying notes to consolidated financial statements.

F-5

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

•

volatility in prices for our products;

•

risks inherent in the mobile industry;

•

competition for, among other things, capital, products and skilled personnel; and

•

other factors discussed under the section entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us” “our” and “Ya Zhu Silk” mean Ya Zhu Silk, Inc., a Nevada corporation and our wholly owned subsidiary, AMS-INT Asia Limited (“AMS”), a Hong Kong corporation.  Unless otherwise stated, “$” refers to United States dollars.

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

B)

On March 31, 2012, we shall issue 320,000 common shares, before a proposed 25 to 1 forward stock split (8,000,000 post-split shares), to Yue. These shares were not issued due to the delay of the closing date.

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

Subscription proceeds shall be paid in the following manner: (i) $784,000 shall be paid to our company by wire transfer, certified check, bank draft, or by such other means as agreed upon between the parties and (ii) by assigning a promissory note to our company in the amount of $216,000, which note is payable to Kunekt by AMS and has been assigned by Kunekt to the private party subscriber. We have received these funds and advanced them for research, development and operations of the AMS operating companies.  The subscriber received the shares on April 4th, 2012.

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

XingWei’s Business

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

Yiyueqiji’s Business

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

Revenue

We generated $499,180  in revenue for the three month period ended March 31, 2012 with cost of revenue of $401,040 resulting in gross profit of $ 98,140, compared to generating revenues for the three month period ended March 31, 2011 of $526,474 with cost of revenue of $292,013, resulting in gross profit of $234,461.  We generated revenue from sales of licensed mobile phone software and software development services for mobile phone and smartphone devices.

Expenses

Our expenses for the for the three month period ended March 31, 2012 were $203,704 consisting of general and administrative expenses of $61,960 and selling expenses of $$141,744, compared to expenses of $92,420  for the three month period ended March 31, 2011 consisting of general and administrative expenses of $66,268 and selling expenses of $26,192. The increase in expenses was primarily due to an increase in marketing activities related to expanding customers’ opportunities and product lines.

Liquidity and Capital Resources

Working Capital

Our working capital results as at March 31, 2012 and December 31, 2011 are summarized as follows:

	As of March 31, 2012 ($)	As of December 31, 2011 ($)
Current assets	1,643,526	1,622,750
Current liabilities	575,656	222,834
Working capital (deficiency)	734,720	87,136

As at March 31, 2012, we had cash and cash equivalents of $625,015 and working capital of  $734,720, compared to cash and cash equivalents of $1,117,593 and working capital  of $87,136 as at December 31, 2011.  We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $0.5million USD to fund our operating expenditures for the next twelve month period.

Due to continued research and development investment, we anticipate that we will require $0.5 million as a minimum operating budget as additional funds to implement our business plan for the next twelve months.

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

Cash Flow

Cash Flows
	Three month period ended March 31, 2012 ($)	Three month period ended March 31, 2011 ($)
Cash Flow Provided By (Used By) Operating Activities	(483,710)	35,657
Cash Flow Provided By (Used By) Investing Activities	(12,600)	(1,085)
Cash Flow Provided By (Used By) Financing Activities	4,491	12,880
Net increase (decrease) in Cash During Period	(492,578)	65,443

Operating Activities

Cash flows used by our operating activities increased from $35,657 for the three month ended March 31, 2011 to $483,710 for the three month period ended March 31, 2012.  The $448,053 increase is primarily due to a significant $105,564 increase in design, development and manufacturing activities related to our smart phone and 3G mobile devices.

Financing Activities

Cash flows provided by our financing activities decreased by $8,389 primarily as the result of $13,375 monies advanced to our company by suppliers and the addition of capital injection.  Our financing activities during the three month period ended March 31, 2012, consisted primarily of $13,375 monies advanced to our company bysuppliers.

We may seek additional funding through public or private financings to fund our operations beyond 2012. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern

Future Financing

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

Going Concern

Due to our being a development stage company and only begun to generate revenues, in their Notes to our financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through March 31, 2012 have incurred losses of $199,773 from our inception.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

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

We have 75,000,000 authorized shares and 5,180,000 shares are currently issued and outstanding. We do not anticipate issuing any preferred shares in the foreseeable future.

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

Item 4. Mine Safety Dislosures.

Not applicable.

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

By:  /s/ Fengrui Yue

Frank Fengrue Yue, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:  May 22, 2012