Form 10-Q
period 2012-06-30
YA ZHU SILK, INC.
filed 2012-08-20
CIK 1448962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE

 ACT OF 1934

For the quarterly period ended June 30th, 2012

OR

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

Yes ☐     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

5,180,000 common shares issued and outstanding as of Aug 20, 2012.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

Item 1. Financial Statements.

4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

27

Item 4. Controls and Procedures.

27

PART II - OTHER INFORMATION

28

Item 1. Legal Proceedings.

28

Item 1A. Risk Factors.

28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

37

Item 3. Defaults Upon Senior Securities.

37

Item 4. [Removed and Reserved]

37

Item 5. Other Information

37

Item 6. Exhibits.

38

SIGNATURES

39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended June 30, 2012 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period.  These interim financial statements follow the same accounting policies and methods of their application as our December 31, 2011 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2011 annual audited financial statements.

YA ZHU SILK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of
	June 30,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS

Cash and cash equivalents	1,600,395	1,117,593
Accounts receivable, net	8,224	178,363
Inventories	141,979	28,897
Advances to suppliers	654,222	242,750
Other receivables, net	36,878	55,147

Total Current Assets	2,441,698	1,622,750

Equipment, net	87,409	57,442
Prepayment for acquisition of building	475,112	476,122
Trademark	2,480	2,480

Total Non-Current Assets	565,001	536,044

Total Assets	$ 3,006,699	$ 2,158,794

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	79	79
Advance from customers	63,691	132,118
Due to related parties	984,432	223,549
Other payables	123,776	22,621
Taxes payable	23,492	73,539

Total Current Liabilities	1,195,470	451,906

Total Liabilities	1,195,470	451,906

Commitments	-	-

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized;
10,620,000 shares issued and outstanding
at June 30, 2012 and December 31, 2011, respectively)	10,620	10,620
Additional paid-in capital	1,296,776	1,283,412
Statutory reserve	130,982	106,670
Retained earnings	327,592	258,567
Accumulated other comprehensive income	45,259	47,619

Total Stockholders' Equity	1,811,229	1,706,888

Total Liabilities and Stockholders' Equity	$ 3,006,699	$ 2,158,794

See accompanying notes to unaudited condensed consolidated financial statements

YA ZHU SILK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

NET REVENUES	$ 914,432	$ 655,865	$ 1,413,193	$ 1,185,599

COST OF REVENUES	646,513	393,102	1,047,217	686,923

GROSS PROFIT	267,919	262,763	365,976	498,676

OPERATING EXPENSES:
Selling	3,954	41,401	65,866	67,755
General and administrative	163,715	153,628	305,436	220,178

Total Operating Expenses	167,669	195,029	371,302	287,933

INCOME FROM OPERATIONS	100,250	67,734	(5,326)	210,743

OTHER INCOME:	111,845	32,368	111,845	32,368

INCOME BEFORE PROVISION FOR INCOME TAX	212,095	100,102	106,519	243,111

PROVISION FOR INCOME TAXES	(13,182)	-	(13,182)	-

NET INCOME	$ 225,277	$ 100,102	$ 119,701	$ 243,111

COMPREHENSIVE INCOME:
Net income	$ 225,277	$ 100,102	$ 119,701	$ 243,111

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain (loss)	763	5,728	(2,360)	7,837

COMPREHENSIVE INCOME	$ 226,040	$ 105,830	$ 117,341	$ 250,948

NET INCOME PER COMMON SHARE:
Basic	$ 0.02	$ 0.01	$ 0.01	$ 0.02
Diluted	$ 0.02	$ 0.01	$ 0.01	$ 0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,620,000	10,620,000	10,620,000	10,620,000
Diluted	10,620,000	10,620,000	10,620,000	10,500,658

See accompanying notes to unaudited condensed consolidated financial statements.

YA ZHU SILK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 119,701	$ 243,111
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	9,772	6,652
Changes in assets and liabilities:
Accounts receivable	169,766	(11,016)
Inventories	(113,133)	(94,767)
Other receivables	18,153	13,678
Advances to suppliers	(412,000)	(341,075)
Other payables	101,188	41,303
Taxes payable	(49,892)	(3,473)
Advances from customers	(68,150)	317,708
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(224,595)	172,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(39,863)	(8,095)
NET CASH USED IN INVESTING ACTIVITIES	(39,863)	(8,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional capital injection	13,364	872,854
Proceeds from related parties	761,295	30,550
NET CASH PROVIDED BY FINANCING ACTIVITIES	774,659	903,404

EFFECT OF EXCHANGE RATE ON CASH	(27,399)	6,242

NET INCREASE IN CASH AND CASH EQUIVALENTS	482,802	1,073,672

CASH AND CASH EQUIVALENTS - beginning of periods	1,117,593	105,887

CASH AND CASH EQUIVALENTS - end of periods	$ 1,600,395	$ 1,179,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ 13,182	-

See accompanying notes to consolidated financial statements.

YA ZHU SILK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Ya Zhu Silk, Inc. (“Yazhu” or the "Company") was incorporated in the State of Nevada on July 22, 2008. Prior to June 29, 2011, the Company was a development stage company attempting to import and to distribute high quality silk fabrics made in China.

On October 14th, 2010, AMS-INT Asia Limited (“AMS”) was incorporated under the laws of Hong Kong Special Administrative Region (“HKSAR”) of the People’ s Republic of China ( “PRC”) by Matt Li (“Li”)and Ferngr Yue (“Yue”), which hold 92% and 8% of the stocks issued, respectively.  The Company is primarily engaged in the provision of financing and international sales and support for the mobile device products and services that are delivered and manufactured by suppliers located in PRC. It’s wholly foreign-owned subsidiary, AMS Shenzhen Co., Ltd. (“AMS Shenzhen” or “WFOE”) was incorporated in Shenzhen, People’s Republic of China (“PRC”) on June 14, 2011 as a limited liability company. Other than the equity interest in AMS Shenzhen, AMS does not own any equity investment.

Guangzhou Xingwei Communications Technology Ltd. Inc. ("Xingwei") was incorporated under the laws of the People’s Republic of China on January 11th, 2007. Xingwei is primarily engaged in the service, research and development of computer software and hardware, telecom technology in China.

Beijing Yiyueqiji Science and Technology Development Ltd. Inc. ("Yiyueqiji ") was incorporated under the laws of the People’s Republic of China on December 29, 2009.  Yiyueqiji is primarily engaged in the manufacturing and distributing of E-reading technology and equipment in China.

On June 29, 2011, Yazhu entered into a master agreement (the “Master Agreement”) with Kunekt Corporation (“Kunekt”), AMS, Yue, Xingwei, Li, Yiyueqiji and Mark Bruk (“Bruk”). The Master Agreement requires Yazhu to issue and register up to 7,104,000 common shares, before a proposed 25 to 1 forward stock split (177,600,000 post-split shares), as consideration in exchange for all shares of AMS held by Li and Yue, and other valuable assets, including the rights to the trademarked brand name “Kunekt”. The Master Agreement contains several elements, including share exchange agreements, our assignment of registration rights for the shares to be issued, our purchase of assets held by Kunekt.

On June 29, 2011, AMS entered into a series of contractual arrangements with Xingwei and Yiyueqiji (“Operating Companies”), respectively. Through the contractual agreements, AMS has the ability to substantially influence the daily operations and financial affairs of the Operating Companies, in addition to being able to appoint their senior executives and approve all matters requiring stockholder approval. The structure of the contractual arrangements are such that the Operating Companies are effectively variable interest entities (“VIE’s”) of AMS. Accordingly, AMS consolidates results of operation, assets and liabilities in their financial statements of Xingwei and Yiyueqiji. AMS will absorb 100% of the expected losses and gains of the Operating Companies, which results in AMS being their primary beneficiary.

The followings are brief description of the contractual agreements entered between AMS and the Operating Companies:

Voting Rights Agreements

Pursuant to the Voting Rights Agreements between AMS and the shareholders of the Operating Companies, the Operating Companies’ shareholders irrevocably and exclusively appointed the board of directors of AMS as their proxy to vote on all matters that require the approval of the Operating Companies’ shareholders. The Voting Rights

YA ZHU SILK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Agreements has a term of one year and expire on June 28, 2012. The Voting Rights Agreements are automatically extended until terminated by AMS. The principals of XingWei and Yiyueqiji have agreed to execute and deliver an equity pledge agreement.

Restructuring Agreements

Pursuant to the Restructuring Agreements between AMS and the shareholders of the Operating Companies, the shareholders of the Operating Companies should transfer all the legal rights to the equity interests of the Operating Companies to AMS. AMS will have the full and exclusive right to manage and control all cash flow and assets of the Operating Companies and to control and administer the financial affairs and daily operation of the Operating Companies. In turn, AMS will absorb the VIEs’ losses that could be significant to the VIEs and the right to receive benefits from the VIEs.

The accounts of the Operating Companies are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standards Codification Topic 810, “Consolidation” As a VIE, sales of the Operating Companies are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of net income of the Operating Companies. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The company maintains its books and accounting records in Renminbi (“RMB”), and its reporting currency is United States dollars.

ACCOUNTING METHOD

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

PRINCIPLE OF CONSOLIDATION

Pursuant to the Financial Accounting Standards Board Accounting Codification (ASC) Topic 810, the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”). ASC Topic 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity.

The Operating Companies are considered VIEs, and the Company is the primary beneficiary. On June 29, 2011, via AMS as an intermediary company, the Company entered into the contractual arrangements with the Operating Companies pursuant to which the Company is to receive 100% of the Operating Companies net income.

YA ZHU SILK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

The accounts of the Operating Companies are consolidated in the accompanying financial statements pursuant to ASC Topic 810. As a VIE, the Operating Companies net revenues are included in the Company’s total net revenues, their income from operations is consolidated with the Company’s, and the Company’s net income includes all of the Operating Companies net income. There is no non-controlling interest in net income and accordingly, no net income is subtracted in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company has a pecuniary interest in the Operating Companies that requires consolidation of the Operating Companies financial statements with its financial statements.

The consolidated assets and liabilities of the Operating Companies will be transferred at their historical cost. The Company is deemed a continuation of the business of the Operating Companies, and the historical financial statements of the Operating Companies will become the historical financial statements of the Company. Accordingly, the financial statement data are those of the Operating Companies for all periods prior to our acquisition, and the financial statements of the consolidated companies from the acquisition date forward.

These consolidated financial statements include the financial statements of Operating Companies, its subsidiary and variable interest entities.  All significant inter-company balances or transactions have been eliminated on consolidation.

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

CASH AND CASH EQUIVALENTS

For purposes of the combined statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in the PRC and balances are uninsured.

CONCENTRATION OF CREDIT RISK

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at the contract amount after deduction of trade discounts, allowances, if any, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

The Company reviews its allowance for doubtful accounts monthly. Past due balances over 1 year and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by

YA ZHU SILK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

aging of such balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. No allowance was made for the years ended December 31, 2011 and 2010.

INVENTORIES

Inventories, consisting of raw materials and finished goods acquired from third party vendors, are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve at December 31, 2011 and 2010, respectively.

ADVANCES TO SUPPLIERS

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery.

EQUIPMENT

Equipment is carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Production and office equipment

3—5 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

REVENUE RECOGNITION

The Company recognizes revenue from the sales of products and rendering of services when the earnings process has been completed, as evidenced by agreement with the customer, delivery of products and transfer of title has occurred, the fees are fixed or determinable and collectability is reasonably assured, as prescribed by ASC 605, Revenue recognition (“ASC 605”).

The primary revenue of the Company derives from licensing its integrated software to Chinese mobile phone original equipment manufacturers (“OEMs”). The integrated software licensed to the OEMs, is based on code division multiple access (“CDMA”) chip sets. The integrated software is a micro system that provides the control and processing of an entire mobile phone’s call logics and the voice channel processing.

The Company use distributors for sales of its chip sets. The Company enters into generally short term arrangements with its distributors, which on rare occasions may include certain obligations of the Company such as acceptance or price protection clauses. When the Company provides an acceptance provision to a distributor, revenue is not recognized until acceptance has been received. The Company does not have a history of providing refunds, discounts or other price concessions in connection with price protection clauses that the Company may provide to a distributor. The Company believes that such provisions are within the control of the Company and expects any benefits provided to the distributor to be insignificant. As such, the Company believes that it is able to reasonably estimate price concessions as remote, such that the price is fixed and determinable and revenue is recognized upon delivery of the product sold. The Company does not have any other post shipment obligations.

The cost of chip sets primarily consists of costs associated with the acquisition price of raw chip sets, assembly, testing and shipping of our chip sets.

YA ZHU SILK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

The Company’s revenue consists of the invoiced value of goods, net of value-added tax (“VAT”).

INCOME TAXES

The Company is governed by the Income Tax Law of the People’s Republic of China (the "PRC Income Tax Law") and Inland Revenue Ordinance of HKSAR (the “HK IRO”). The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

As of June 30, 2012 and December 31, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months and three months periods ended June 30, 2012 and December 31, 2011, respectively and no provision for interest and penalties is deemed necessary as of June 30, 2012  and December 31, 2011.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

LEASES

Leases where substantially all the rewards and risks of ownership of assets are transferred to the Group are recorded as long-term payables, and under the corresponding category of property, plant and equipment. Obligations under capital leases reflect the present value of future lease payments, discounted at an appropriate interest rate, and are reduced by rental payments net of imputed interest. Property, plant, and equipment under capital leases is depreciated based on the useful life of the asset. All other leases are classified as operating leases and leasing costs are amortized on a straight-line basis over the lease term. For the six months periods ended June 30, 2012 and 2011, operating lease expenses of $23,372 and $16,079 were recorded, respectively and included in general and administrative expenses. For the three months periods ended June 30, 2012 and 2011, operating lease expenses of $11,115 and $4,857 were recorded, respectively and included in general and administrative expenses.

RESEARCH AND DEVELOPMENT COST

Research and development costs are charged to general and administration expense and cost of sales as incurred. $227,366 and $192,231 was recorded as research and development costs for the six months periods ended June 30, 2012 and 2011, respectively. $113,425 and $132,381 was recorded as research and development costs for the three months periods ended June 30, 2012 and 2011, respectively.

YA ZHU SILK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the RMB and the RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities translated at exchange rates at the balance sheet date, revenue and expenses are translated at the average exchange rates for the period, and members' equity is translated at historical exchange rates. Translation adjustments are included in accumulated other comprehensive income, a component of members’ equity.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders. For the Company, comprehensive income for the periods ended June 30, 2012 and 2011 included net income and unrealized gains from foreign currency translation adjustments.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. ACCOUNTS RECEIVABLE

At June 30, 2012 and December 31, 2011, accounts receivable consisted of the following:

	June 30, 2012	December 31, 2011

Trade receivables	$8,224	$178,363
Less: Allowance for receivables	-	-
	$8,224	$178,363

YA ZHU SILK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 4. INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2010

Raw material	$6,781	$ 6,781
Production cost	-	1,183
Finished goods	135,198	13,821
	141,979	20,602
Provision for inventory	-	-
	$141,979	$ 20,602

NOTE 5. EQUIPMENT

Equipment at December 31, 2011 and 2010 consists of the following:

	June 30, 2012	December 31, 2011

Production and office equipment	$131,708	$ 80,627
Less: Accumulated depreciation	(44,299)	(34,600)
	$87,409	$ 46,027

For the six months periods ended June 30, 2012 and 2011, depreciation expense amounted to $9,772 and $6,652, respectively. For the three months periods ended June 30, 2012 and 2011, depreciation expense amounted to $5,333 and $4,019, respectively.

NOTE 6. PREPAYMENT FOR ACQUISITION OF BUILDING

During the year ended December 31, 2011, the Company acquired from a third party a building for a cash consideration of US$475,112, equivalent to RMB 3,000,000, which was fully paid before December 31, 2011. As of June 30, 2012, the relevant formalities had not been completed and no land use right title and house certificate had been issued. Management estimated that the relevant formalities will be completed and the land use right certificate will be issued by June 30, 2013.

NOTE 7.ADVANCES FROM CUSTOMERS

At June 30, 2012 and December 31, 2011, advances from customers consisted of the following:

	June 30, 2012	December 31, 2011

Advances from third parties customers	$63,691	$132,118

NOTE 8. RELATED PARTY TRANSACTION

In connection with an invitation from a customer's requirement to bid a mobile terminal design, the shareholders of the Company have agreed to advance a loan of $984,432 to the Company in the three months period ended June 30, 2012. The related party balance is noninterest bearing, unsecured and payable on demand before September 30, 2012.

Nature	June 30, 2012	December 31, 2011

Due to shareholders	$ 984,432	$ 223,549

YA ZHU SILK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 9. STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The subsidiaries of the Company elected not to made discretionary surplus reserves since its establishment. For the six months periods ended June 30, 2012 and 2011, appropriations to statutory reserves were $24,312 and $32,200, respectively. For the three months periods ended June 30, 2012 and 2011, appropriations to statutory reserves were $22,622 and $20,511, respectively.

NOTE 10. COMMITMENT AND CONTIGENCIES

Other than in the normal course of business, the Company did not have significant capital and other commitments, or significant guarantees as of June 30, 2012 and December 31, 2011.

NOTE 11. SUBSEQUENT EVENTS

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

B)

On June 30, 2012, we shall issue 320,000 common shares, before a proposed 25 to 1 forward stock split (8,000,000 post-split shares), to Yue. These shares were not issued due to the delay of the closing date.

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

B)

On June 30, 2012, we shall issue 680,000 common shares, before a proposed 25 to 1 forward stock split (17,000,000 post-split shares), to Li;  These shares were not issued due to the delay of the closing date.

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

Revenue

We generated $914,432   in revenue for the three month period ended June 30, 2012 with cost of revenue of $646,513 resulting in gross profit of $ 267,919, compared to generating revenues for the three month period ended June 30, 2011 of  $655,865 with cost of revenue of $393,102, resulting in gross profit of $262,763.  We generated revenue from sales of licensed mobile phone software and software development services for mobile phone and smartphone devices.

Expenses

Our expenses for the for the three month period ended June 30, 2012 were $167,669 consisting of general and administrative expenses of $163,715 and selling expenses of $3,965, compared to expenses of $195,029  for the three month period ended June 30, 2011 consisting of general and administrative expenses of $153,628 and selling expenses of $41,401. The increase in expenses was primarily due to an increase in marketing activities related to expanding customers’ opportunities and product lines.

Liquidity and Capital Resources

Working Capital

Our working capital results as at June 30, 2012 and December 31, 2011 are summarized as follows:

	As of June 30, 2012 ($)	As of December 31, 2011 ($)
Current assets	2,441,698	1,622,750
Current liabilities	1,195,470	222,834
Working capital (deficiency)	1,600,395	87,136

As at June 30, 2012, we had cash and cash equivalents of 1,600,395 and working capital of  $1,750,598, compared to cash and cash equivalents of $1,622,,750 and working capital  of $87,136 as at December 31, 2011.  We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

Cash Flow

Cash Flows
	Three month period ended June 30, 2012 ($)	Three month period ended June 30, 2011 ($)
Cash Flow Provided By (Used By) Operating Activities	(224,595)	(172,121)
Cash Flow Provided By (Used By) Investing Activities	(39,863)	(8,095)
Cash Flow Provided By (Used By) Financing Activities	774,659	903,404
Net increase (decrease) in Cash During Period	482,802	1,073,672

Operating Activities

Cash flows used by our operating activities increased from $172,121 for the three month ended June 30, 2011 to $224,595 for the three month period ended June 30, 2012.  The $523,384 increase is primarily due to a significant increase in design, development and manufacturing activities related to our smart phone and 3G mobile devices.

Financing Activities

Cash flows provided by our financing activities decreased by $128,745 primarily as the company has not received any capital injection during the period.

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

We have generated a net income of $226,040 for the three months ending as June 30th, 2012. But we have historically incurred losses from our inception.  If we want to further expand our business, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, and/or advances from related parties or shareholder loans.

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

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Frank Fengrui Yue

32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Frank Fengrui Yue

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YA ZHU SILK, INC.

By:_______________________________

Frank Fengrue Yue, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:  Aug 20, 2012