Form 10-Q/A
period 2012-06-30
YA ZHU SILK, INC.
filed 2012-09-28
CIK 1448962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Amendment No. 1

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

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 to add Exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T.

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

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Frank Fengrui Yue [1]

32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Frank Fengrui Yue [1]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]     Previosly filed on August 20, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YA ZHU SILK, INC.

By:_______________________________

Frank Fengrue Yue, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:  September  27, 2012