Form 10-Q
period 2012-09-30
YA ZHU SILK, INC.
filed 2012-12-14
CIK 1448962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE

 ACT OF 1934

For the quarterly period ended September  30th, 2012

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

7,104,000  common shares issued and outstanding as of September 3 0, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended September 30 , 2012 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period.  These interim financial statements follow the same accounting policies and methods of their application as our December 31, 2011 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2011 annual audited financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS

Cash	1,526,482	1,117,593
Accounts receivable, net	45,537	178,363
Inventories	212,601	28,897
Advances to suppliers	663,558	242,750
Other receivables, net	134,883	55,147

Total Current Assets	2,583,061	1,622,750

Equipment, net	83,908	57,442
Prepayment for acquisition of building	474,196	476,122
Trademark	2,480	2,480

Total Non-Current Assets	560,584	536,044

TOTAL ASSETS	$ 3,143,645	$ 2,158,794

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	48,058	79
Advance from customers	142,087	132,118
Due to related parties	982,534	223,549
Other payables	94,864	22,621
Taxes payable	8,593	73,539

Total Current Liabilities	1,276,136	451,906

Total Liabilities	1,276,136	451,906

Stockholders' Equity:
Common stock ($0.001 par value; 75,000,000 shares authorized;
7,104,000 shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively)	7,104	5,180
Additional paid-in capital	1,300,292	1,288,852
Statutory reserve	137,805	106,670
Retained earnings	379,731	258,567
Accumulated other comprehensive income	42,577	47,619

Total Stockholders' Equity	1,867,509	1,706,888

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 3,143,645	$ 2,158,794

See accompanying notes to unaudited condensed consolidated financial statements

F-1

YA ZHU SILK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenue	$ 559,107	$ 929,164	$ 1,972,300	$ 2,114,763

Cost of revenues	441,218	565,649	1,488,435	1,252,572

Gross profit	117,889	363,515	483,865	862,191

Operating expenses:
Selling	67,432	84,459	133,298	152,214
General and administrative	54,452	199,274	359,888	419,452

Total operating expenses	121,884	283,733	493,186	571,666

Loss income from operations	(3,995)	79,782	(9,321)	290,525

Other income	69,489	213	181,334	32,581

Income before provision for income tax	65,494	79,995	172,013	323,106

Provision for income taxes	(6,532)	-	(19,714)	-

Net income	58,962	79,995	152,299	323,106

Other comprehensive income:
Unrealized foreign currency translation (loss) gain	(2,682)	6,564	(5,042)	14,401

Comprehensive income	$ 56,280	$ 86,559	$ 147,257	$ 337,507

Net income per common share:
Basic	$ 0.01	$ 0.02	$ 0.02	$ 0.06
Diluted	$ 0.01	$ 0.02	$ 0.03	$ 0.06

Weighted average common shares outstanding:
Basic	7,104,000	5,180,000	7,104,000	5,180,000
Diluted	6,037,435	5,180,000	5,467,898	5,180,000

See accompanying notes to unaudited condensed consolidated financial statements.

F-2

YA ZHU SILK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2012	2011

Operating Activities:
Net income	$ 152,299	$ 323,106
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	16,162	9,561
Changes in assets and liabilities:
Decrease in accounts receivable	132,282	49,396
Increase in inventories	(184,041)	(141,482)
Decrease (increase) in other receivables	(80,066)	7,585
Increase in advances to suppliers	(422,357)	(568,901)
Increase in accounts payable and other payables	120,388	57,329
Decrease in taxes payable	(64,735)	(2,091)
Increase in advances from customers	10,517	288,740
Net cash (used in) provided by operating activities	(319,551)	23,243

Investing Activities:
Purchase of equipment	(42,896)	(21,167)
Net cash used in investing activities	(42,896)	(21,167)

Financing Activities:
Additional paid in capital from related parties	13,356	922,830
Due to related parties	760,800	30,673
Net cash provided by financing activities	774,156	953,503

Effect of exchange rate cash	(2,820)	12,102

Net increase in cash	408,889	967,681

Cash - beginning of period	1,117,593	105,887

Cash - ending of period	$ 1,526,482	$ 1,073,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ 13,174	$ -

See accompanying notes to consolidated financial statements.

F-3

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Ya Zhu Silk, Inc. (“Yazhu” or the "Company") was incorporated in the State of Nevada on July 22, 2008. Prior to June 29, 2011, the Company was a development stage company attempting to import and to distribute high quality silk fabrics made in China. The silk operation ceased after the following acquisition (see below).

On October 14th, 2010, AMS-INT Asia Limited (“AMS”) was incorporated under the laws of Hong Kong Special Administrative Region (“HKSAR”) of the People’ s Republic of China ( “PRC”) by Matt Li (“Li”) and Ferngrue Yue (“Yue”), which hold 92% and 8% of common stock issued, respectively.  The Company is primarily engaged in the provision of financing and international sales and support for the mobile device products and services that are delivered and manufactured by suppliers located in PRC. It’s wholly foreign-owned subsidiary, AMS Shenzhen Co., Ltd. (“AMS Shenzhen” or “WFOE”) was incorporated in Shenzhen, People’s Republic of China (“PRC”) on June 14, 2011 as a limited liability company.

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

Going Concern

The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Management is endeavoring to increase revenue generating operations. While priority is on generating cash from operations through the sale of the Company’s products, management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity and debt securities, which may not be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and operating results will be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements have been prepared in conformity with U.S. GAAP. All references to U.S. GAAP are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The results of the nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

P RINCIPLE OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries based in the PRC, which include AMS, AMS Shenzhen, Xingwei, and Yiyueqiji. As a result of entering contractual arrangements with AMS, the Company consolidates AMS, AMS Shenzhen, Xingwei, and Yiyueqiji in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All intercompany balances and transactions have been eliminated in consolidation.

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

USE OF ESTIMATES

The preparation of condensed consolidated interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

For purposes of the combined statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in the PRC and balances are uninsured. As of September 30, 2012 and December 31, 2011, the Company has no cash equivalents.

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

The Company reviews its allowance for doubtful accounts monthly. Past due balances over 1 year and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by aging of such balances. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. No provision for bad debts was made for the six and three months periods ended September 30, 2012 and 2011, respectively.

INVENTORIES

Inventories, consisting of raw materials and finished goods acquired from third party vendors, are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve at September 30, 2012 and December 31, 2011, respectively.

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

The primary revenue of the Company is from selling Chinese mobile phone original equipment manufacturers (“OEMs”) code division multiple access (“CDMA”) chip sets which have its integrated software installed. The integrated software is a micro system that provides the control and processing of an entire mobile phone’s call logics and the voice channel processing.

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

As of September 30, 2012 and December 31, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months and three months periods ended September 30, 2012 and 2011, respectively and no provision for interest and penalties is deemed necessary as of September 30, 2012 and December 31, 2011.

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

LEASES

Leases where substantially all the rewards and risks of ownership of assets are transferred to the Group are recorded as long-term payables, and under the corresponding category of property, plant and equipment. Obligations under capital leases reflect the present value of future lease payments, discounted at an appropriate interest rate, and are reduced by rental payments net of imputed interest. Property, plant, and equipment under capital leases is depreciated based on the useful life of the asset. All other leases are classified as operating leases and leasing costs are amortized on a straight-line basis over the lease term. For the nine months periods ended September 30, 2012 and 2011, operating lease expenses of $35,617 and $27,777 were recorded, respectively and included in general and administrative expenses. For the three months periods ended September 30, 2012 and 2011, operating lease expenses of $12,245 and $11,698 were recorded, respectively and included in general and administrative expenses.

RESEARCH AND DEVELOPMENT COST

Research and development costs are charged to general and administration expense and cost of sales as incurred. $340,764 and $253,855 was recorded as research and development costs for the nine months periods ended September 30, 2012 and 2011, respectively. $113,398 and $61,624 was recorded as research and development costs for the three months periods ended September 30, 2012 and 2011, respectively.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders. For the Company, comprehensive income for the periods ended September 30, 2012 and 2011 included net income and unrealized (loss) gain from foreign currency translation adjustments.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. ACCOUNTS RECEIVABLE

At September 30, 2012 and December 31, 2011, accounts receivable consisted of the following:

	September 30, 2012	December 31, 2011

Trade receivables	$45,537	$178,363
Less: Allowance for receivables	-	-
	$45,537	$178,363

NOTE 4. INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011

Raw material	$197,016	$ -
Production cost	-	15,076
Finished goods	15,585	13,821
	212,601	28,897
Provision for inventory	-	-
	$212,601	$ 28,897

NOTE 5. EQUIPMENT

Equipment at September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011

Production and office equipment	$134,508	$ 92,042
Less: Accumulated depreciation	(50,600)	(34,600)
	$83,908	$ 57,442

For the nine months periods ended September 30, 2012 and 2011, depreciation expense amounted to $16,162 and $9,561, respectively. For the three months periods ended September 30, 2012 and 2011, depreciation expense amounted to $6,390 and $2,909, respectively.

NOTE 6. PREPAYMENT FOR ACQUISITION OF BUILDING

During the year ended December 31, 2011, the Company acquired from a third party a building for a cash consideration of US$474,196, equivalent to RMB 3,000,000, which was fully paid before December 31, 2011. As of September 30, 2012, the relevant formalities had not been completed and no land use right title and house certificate had been issued. Management estimated that the relevant formalities will be completed and the land use right certificate will be issued by June 30, 2013.

NOTE 7. ADVANCES FROM CUSTOMERS

At September 30, 2012 and December 31, 2011, advances from customers consisted of the following:

	September 30, 2012	December 31, 2011

Advances from third parties customers	$142,087	$132,118

NOTE 8. RELATED PARTY TRANSACTION

In connection with an invitation from a customer's requirement to bid a mobile terminal design, the shareholders of the Company have agreed to advance a loan of $982,534 to the Company in the nine months period ended September 30, 2012. The related party balance is noninterest bearing, unsecured and payable on demand before September 30, 2012.

Nature	September 30, 2012	December 31, 2011

Due to shareholders	$ 982,534	$ 223,549

NOTE 9. STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The subsidiaries of the Company elected not to made discretionary surplus reserves since its establishment. For the nine months periods ended September 30, 2012 and 2011, appropriations to statutory reserves were $31,135 and $55,559, respectively. For the three months periods ended September 30, 2012 and 2011, appropriations to statutory reserves were $6,823 and $23,359, respectively.

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

our sales plan and mark et ing program;

•

our beliefs regarding the companies that may manufacture our products;

•

our goal is that we will turn our major revenue method from the software license model to sales of branded phones and tablets and systems solutiosn model ;

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

Business Overview

We were incorporated in the State of Nevada on July 22, 2008.  Following incorporation, we commenced the business of importing and distributing high quality silk fabric made in China. We have subsequently changed our business and we now market mobile devices, specifically mobile phones, smartphones, and tablets. We are evolving our business to become a designer and manufacturer of mobile devices. While we currently market and sell our products to a large wide geographic areas with filed service and operations in the U.S, Canada and China, our operating companies in design and development of mobile products are primarily located within China, which include AMS, AMS Shenzhen, Xingwei and Yiyueqiji.

AMS-INT Asia Limited (“AMS HongKong”) is Hong Kong Special Administrative Region (“HKSAR”) of the People’ s Republic of China ( “PRC”) company.  The Company is primarily engaged in the provision of financing and international sales and support for the mobile device products and services that are delivered and manufactured by suppliers located in PRC.  AMS Shenzhen Co., Ltd.  is a wholly foreign-owned subsidiary of AMS HongKong.

Guangzhou Xingwei Communications Technology Ltd. Inc. ("Xingwei") is primarily engaged in the service, research and development of computer software and hardware, telecom technology in China.

Beijing Yiyueqiji Science and Technology Development Ltd. Inc. ("Yiyueqiji ") is primarily engaged in the manufacturing and distributing of E-reading technology and equipment in China.

Our Mobile Device Business

We market mobile devices, specifically mobile phones, smartphones, and tablets. We are evolving our business to become a designer and manufacturer of mobile devices. We intend to sell our products under the brand name “KUNEKT” and as OEM products in our target markets, which include China, India, Southeast Asia, the Middle East, Eastern Europe and South America.

It is expected tha t Yazhu will change its name to AMS Mobile Inc.. AMS will fulfill the role of continuing to expand sales and marketing offices across emerging markets and selected advanced markets, including the United States.

O ur goal in next 6 months is to sign contracts with mobile device manufacturing companies and to obtain production financing terms from these manufacturing companies so as to allow AMS to launch large scale output of its new and existing smartphone and tablet product lines to meet expected market demand for these products. We are still working on to officially sign the deal and get their financial support to meet the company ’s business growth.

We currently d esign, develops, sell and services wireless mobile devices with integrated software and also licenses the integrated software separately. The integrated software licensed to our customers is primarily based on code division multiple access (“CDMA”) chip sets. The integrated software is a micro system that provides the control and processing of an entire mobile phone’s call logics and the voice channel processing. We also design and develop Android-based smartphone and other mobile device related products.

We ha ve developed industry leading hybrid smartphone and other mobile device related products and it has applied for, and has been granted, 12 Chinese patents since operations began in January 2010. We are  still developing tablet-based mobile device products to some OEMs.

The current hybrid products support what are known as E-book like features along with Android-based tablet features. Yiyueqiji has been constantly evolving both its software technologies and the hardware platforms that are supported. The first generation of these hybrid products was based on Marvell chip sets. The next generation of products will be based on multiple platforms, including NEC and Texas Instrument chip sets.

Plan of Operation

We were incorporated in the State of Nevada on July 22, 2008.  Following incorporation, we commenced the business of importing and distributing high quality silk fabric made in China. We have since ceased the business of importing and distributing high quality silk fabric made in China.  On February 20, 2012, we completed a transaction in which we purchased all of the issued and outstanding shares of AMS-INT Asia Limited in consideration for the issuance to 7,104,000 shares of our common stock, resulting in a change of control of our company. Yiyueqiji and XingWei have signed contractual management agreements with AMS, as discussed above under the heading “Variable Interest Entities Agreements”. Under these agreements, management of all sales and operations will be under the management of AMS, a Hong Kong company. Future investment and assets purchased and sold will also be under the full control of AMS. Chinese law forbids a non-Hong Kong company from acquiring these management agreements with mainland Chinese companies. We anticipate that AMS will continue to expand its presence and operations in Hong Kong and in China. by implementing strategic acquisitions. . We also anticipate setting up other joint venture companies in China and in the U.S.

We anticipate growth in North America as well as in our international business. We anticipate continuing to create new products including long term evolution (“LTE”) in 2012 and 2013. We will also enter into Android based accessories area, which include the products such as android TV terminals, android game console.

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

Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers globally. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver the products in more efficient methods

Revenue

We generated $ 1,972,300 in revenue for the nine month period ended September 30 , 2012 with cost of revenue of $ 1,488,435 resulting in gross profit of $ 483,865 , compared to generating revenues for the nine month period ended September 30 , 2011 of $2,114,763 with cost of revenue of $ 1,252,572 , resulting in gross profit of $ 862,191 .  We generated revenue from sales of licensed mobile phone software and software development services for mobile phone and smartphone devices.

Expenses

Our expenses for the nine month period ended September 30 , 2012 were $ 493,186 consisting of general and administrative expenses of $ 359,888 and selling expenses of $ 133,298 compared to expenses of $ 571,666 for th e nine month period ended September 30 , 2011 consisting of general and administrative expenses of $419,452 and selling expenses of $ 152,214 . The de crease in expenses was primarily due to decrease of spending on new projects launch and marketing due to seasonal plans change.

Liquidity and Capital Resources

Working Capital

Our working capital results as at September 30 , 2012 and September 3 0 , 2011 are summarized as follows:

	As of September 30 , 2012 ($)	As of December 31, 2011 ($)
Current assets	2,583,061	1,622,750
Current liabilities	1,276,136	451,906
Working capital	1,306,925	1,170,844

As at September 30 , 2012, we had cash of $1,526,482 and working capital of $1,306,925 , compared to cash of $ 1,117,593 and working capital of $ 1,170,844 as at December 31, 2011.  We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

Presently, our revenue is sufficient to meet our operating and capital expenses. But Management projects that we may require an additional  capital to fund our operating expenditures due to the growth of the business for the next twelve month period.

If we require any additional financing for manufacturing for large orders , we plan to raise any such additional capital primarily through equity financing and loans from our directors, provided that such funding continues to be available to our company. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Cash Flow

Cash Flows
	Nine month period ended September 30 , 2012 ($)	Nine month period ended September 30 , 2011 ($)
Cash flow (used in) provided by operating activities	(319,551)	23,243
Cash flow used in investing activities	(42,896)	(21,167)
Cash flow provided by financing activities	774,156	953,503
Net increase in cash during period	408,889	967,681

Operating Activities

Cash flows used in our operating activities increased from $ 23,243 for the nine month ended September 30 , 201 1 to $ (319,551) for the nine month period ended September 30 , 2012.  The $ (342,794) increase is primarily due to increased spending on design, development and manufacturing activities related to our smart phone and 3G mobile devices.

Investing Activities

Cash flows used in our investing activities increased from $(21,167) for the nine month ended September 30, 2011 to $(42,896) for the nine month period ended September 30, 2012.  The $21,729  increase is primarily due to the increased payment into fixed assets.

19

Financing Activities

Cash flows provided by our financing activities decreased from $953,503 for the nine  month ended September 30, 2011 to $774,156 for the nine month period ended September 30, 2012.  The $ 179,347 decrease is primarily due to the fact that the company has reduced its activity in seeking additional funding.

We may seek additional funding through public or private financings to fund our operations beyond 2012.   However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern .

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

Going Concern

The consolidated unaudited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance sheet arrangements

Our company has planned to raise capital through the sale of its common shares to obtain the funding necessary to carry its business plan.  Our president, secretary, treasurer and director, Frank Fengrui Yue, has undertaken to raise operating capital to sustain its business over the next twelve month period,  However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Yue’s expression is neither a contract nor agreement between him and our company.

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

We were unable to file the 10Q within time period even after extension due to the change of the audit firm. Our plan to remediate those material weaknesses remaining is as follows: improving the efficiency by improving the communication and starting the internal audit review work earlier.

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

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on Aril 16th, 2012.

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
Dated:   Dec 12th , 2012