Form 10-Q/A
period 2012-09-30
YA ZHU SILK, INC.
filed 2012-12-17
CIK 1448962

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

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 to add Exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T.

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

[1] Previosly filed on December 14, 2012

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YA ZHU SILK, INC.

By:

Frank Fengrue Yue, President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:   Dec 17th , 2012